Form 10-K
period 2008-12-31
St. Joseph Bancorp, Inc.
filed 2009-03-31
CIK 1444277

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008

or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File Number: 000-53573

St. Joseph Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-3616144
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1901 Frederick Avenue, St. Joseph, Missouri	64501
(Address of Principal Executive Offices)	Zip Code

(816) 233-5148
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐ NO ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.1 YES ☐ NO ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

          As of March 28, 2009, there were issued and outstanding 376,918 shares of the Registrant’s Common Stock.

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008 was $0. The Registrant’s common stock did not begin trading on the over-the counter electronic bulletin board until February 2, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders (Parts II and IV)
2.	Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III)

[1] The Registrant became subject to the Securities Exchange Act of 1934 on January 28, 2009 as a result of filing a Registration Statement of Form 8-A.

St. Joseph Bancorp, Inc.
Annual Report on Form 10-K
For The Year Ended
December 31, 2008

PART I

Forward Looking Statements

          This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

          These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

          The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities;

●	changes in consumer spending, borrowing and savings habits;

●
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	regulatory changes or actions; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

          Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

ITEM 1. Business

St. Joseph Bancorp, Inc.

          St. Joseph Bancorp, Inc. is incorporated in the State of Maryland. We have not engaged in any business to date, other than owning all of the issued and outstanding stock of Midwest Federal Savings and Loan Association of St. Joseph (“Midwest Federal Savings”), a federally chartered savings association that converted to a stock savings association in connection with our initial public offering of common stock in January 2009. In the future, St. Joseph Bancorp, Inc., as the holding company of Midwest Federal Savings, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “—Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions. We may also borrow funds for reinvestment in Midwest Federal Savings.

          We completed our initial public offering of common stock on January 30, 2009. In that offering, St. Joseph Bancorp, Inc. sold 376,918 shares of common stock at $10.00 per share. After offering expenses of $790,000 attributable to the offering, net proceeds excluding ESOP loan amounted to $3.0 million. St. Joseph Bancorp, Inc. contributed $1.5 million of the net proceeds of the offering to Midwest Federal Savings.

          Our cash flow depends on earnings from the investment of the net proceeds from the offering that we retained, and any dividends we receive from Midwest Federal Savings. St. Joseph Bancorp, Inc. neither owns nor leases any property, but instead pays a fee to Midwest Federal Savings for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Midwest Federal Savings to serve as officers of St. Joseph Bancorp, Inc.

          Our executive offices are located at 1901 Frederick Avenue, St. Joseph, Missouri 64501. Our telephone number at this address is (816) 233-5148.

Midwest Federal Savings and Loan Association of St. Joseph

          Midwest Federal Savings and Loan Association of St. Joseph is a federally chartered savings and loan association located in St. Joseph, Missouri. Midwest Federal Savings is a community-oriented savings association with total assets of $21.8 million, net loans of $10.0 million, total deposits of $16.2 million and total equity of $5.5 million at December 31, 2008. Midwest Federal Savings provides financial services to individuals, families and businesses through its main office in St. Joseph, Missouri.

          Midwest Federal Savings’ business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans. At December 31, 2008, one- to four-family residential mortgage loans totaled $9.7 million, or 96.7% of our loan portfolio. We also invest in various investment securities. Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loans and other assets and our cost of funds, which consists of the interest we pay on deposits.

          Midwest Federal Savings offers a variety of deposit accounts, including savings accounts, NOW accounts and certificates of deposit.

          We intend to expand and diversify our lending programs to include commercial real estate loans, construction loans and a variety of consumer loans. Additionally, we intend to implement a program to originate adjustable rate residential mortgage loans. We intend to expand our banking franchise by opening a branch office in St. Joseph, Missouri in 2010.

          Midwest Federal Savings’ executive offices are located at 1901 Frederick Avenue, St. Joseph, Missouri 64501. Its telephone number is (816) 233-5148.

Market Area

          Midwest Federal Savings primarily serves communities located in Buchanan and Andrew Counties in Missouri from its main office in St. Joseph. St. Joseph is the largest city in Northwest Missouri and is located near the Missouri/Kansas border approximately 35 miles north of Kansas City. It is the 8th largest city in the state, serving as the county seat for Buchanan County. Buchanan and Andrew Counties have estimated populations of 86,000 and 17,000, respectively, as of 2007. St. Joseph, in Buchanan County, has a diversified economy with major employers in the fields of education, health and social services, healthcare, animal pharmaceuticals, and retail trade. The largest employers in St. Joseph are Heartland Health, Triumph Foods and the St. Joseph School District. Andrew County is primarily an agricultural county with livestock, grain and fruit farms.

Competition

          We face significant competition in both originating loans and attracting deposits. Our market area has a large number of financial institutions, most of which are significantly larger institutions with greater financial resources than Midwest Federal Savings, and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies.

Recent Economic and Regulatory Developments

          The United States economy entered a recession in the fourth quarter of 2007. Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market. Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on residential, commercial and construction mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

          In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced financial stability plan and the recently announced foreclosure prevention program. There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect. In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased, and may continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. See “Regulation” herein for additional information.

Lending Activities

          Our principal lending activity is the origination of fixed-rate, one- to four-family residential loans with terms of up to 30 years. To a lesser extent, we also originate construction/permanent loans to individuals for the construction and permanent financing of one- to four-family dwellings, second mortgage loans and deposit account loans. We retain in our portfolio all loans that we originate. Although our lending policies permit the origination of commercial real estate loans, commercial business loans and other types of consumer loans, our loan portfolio has generally not included such loans in recent years. At December 31, 2008, one- to four-family residential mortgage loans totaled $9.7 million, or 96.7% of our loan portfolio, commercial real estate loans totaled $100,000, or 1.0% of our loan portfolio, commercial business loans totaled $200,000, or 2.0% of our loan portfolio, and other loans totaled $28,000, or 0.3% of our loan portfolio. At that date, second mortgage loans, which are included in the one- to four-family residential mortgage loan category, totaled $209,000, or 2.1% of our loan portfolio.

          Our lending activities have increased significantly in recent years since Ralph E. Schank was hired in May 2005. For several years prior to that date, Midwest Federal Savings was not very active in the real estate lending market, but under a new business strategy and with Mr. Schank joining our management team in 2005, Midwest Federal Savings has more actively pursued lending activities. As a result, we have grown our loan portfolio from $3.3 million at June 30, 2004 to $10.0 million at December 31, 2008.

          In accordance with our business plan adopted in connection with the conversion, we plan to implement a program to continue to expand and diversify our loan portfolio. Specifically, in addition to our continuing emphasis on one- to four-family residential lending, we intend to diversify our loan portfolio by focusing on the origination of commercial real estate loans, which we expect will represent an increasing portion of our loan portfolio in future years. In addition, we intend to increase our originations of construction loans and second mortgage loans, and also to implement a home equity line of credit program. To a lesser extent, we intend to originate other types of consumer loans, such as automobile, boat and recreational vehicle loans. We also intend to begin to originate adjustable-rate residential mortgage loans. In conjunction with our expanded lending activities, we expect to hire additional staff. We have recently hired a commercial loan officer.

          Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate:
One- to four-family (1)	$9,739	96.74%	$8,653	95.89%
Commercial	100	1.00	—	—
Construction	—	—	280	3.10
Total real estate	9,839	97.74	8,933	98.99

Consumer and other loans:
Commercial	200	1.98	66	0.73
Other	28	0.28	25	0.28
Total consumer and other loans	228	2.26	91	1.01

Total loans	10,067	100.00%	9,024	100.00%

Premiums and net deferred loan costs	4		5
Loans in process	—		—
Allowance for loan losses	22		18
Total loans, net	$10,041		$9,001

(1) Includes second mortgage loans.

          Loan Portfolio Maturities and Yields. The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Commercial		Consumer (1)		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due During the Years
Ending December 31,
2009	$1	6.80%	$—	—%	$14	6.19%	$15	6.26%
2010	9	5.50	—	—	—	—	9	5.50
2011	47	6.80	55	9.00	—	—	102	7.99
2012 to 2013	22	5.50	—	—	14	6.50	36	5.89
2014 to 2018	896	6.19	—	—	—	—	896	6.19
2019 to 2023	1,619	6.18	145	7.00	—	—	1,764	6.25
2023 and beyond	7,145	6.17	100	7.25	—	—	7,245	6.18

Total	$9,739	6.18%	$300	7.45%	$28	6.35%	$10,067	6.22%

(1) Includes loans on deposit accounts.

          The following table sets forth the dollar amount of all fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)

Real Estate:
One- to four-family	$9,460	$278	$9,738
Commercial	100	—	100
Total real estate loans	9,560	278	9,838

Consumer and other loans:
Commercial	55	145	200
Other	14	—	14
Total consumer and other loans	69	145	214

Total loans	9,629	423	10,052

Premiums and net deferred loan costs	4	—	4
Loans in process	—	—	—
Allowance for loan losses	22	—	22
Total loans, net	$9,603	$423	$10,026

          One- to Four-Family Residential Mortgage Loans. Our primary lending activity consists of the origination of first mortgage loans secured by one- to four-family residential property located in our market area. Most of the one- to four-family mortgage loans that we originate are secured by owner-occupied residences, although a portion is secured by investor-owned, non-owner occupied residences. Loans are generated through Midwest Federal Savings’ existing customers and referrals, real estate brokers and other marketing efforts. Midwest Federal Savings generally has limited its real estate loan originations to the financing of properties located within its market area and has not made out-of-state loans. At December 31, 2008, $9.7 million, or 96.7% of our loan portfolio, consisted of one- to four-family residential mortgage loans.

          Our residential mortgage loans generally have terms of 15, 20 or 30 years. Traditionally, we have offered only fixed-rate residential loans. However, as part of our business plan adopted in connection with the conversion, we are implementing a program to originate adjustable-rate residential mortgage loans. All of the loans we originate are retained in our portfolio for long-term investment. We have not sold loans in the secondary mortgage market, and our loans generally are not underwritten for resale in the secondary mortgage market. Our fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

          Under our real estate lending policy, a title insurance policy must be obtained for each real estate loan. We also require fire and extended coverage casualty insurance, in order to protect the properties securing our real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area. Midwest Federal Savings requires borrowers either to advance funds to an escrow account for the payment of real estate taxes and hazard insurance premiums or alternatively to provide us with other proof of the payment of taxes and an effective hazard insurance policy. We do not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

          Our residential mortgage loans customarily include due-on-sale clauses, which are provisions giving us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan.

          Our second mortgage loans are secured by second mortgages on owner-occupied, one- to four-family residences. We do not currently originate home equity lines of credit. Second mortgage loans are generally offered with fixed interest rates and with terms of up to 15 years. We generally offer second mortgage loans with a maximum loan to value ratio of 90% (including senior liens on the collateral property). All of the second mortgage loans in our portfolio are junior to our own first mortgages, and are included as one- to four-family real estate loans in the financial schedules in this prospectus.

          The underwriting standards for second mortgage loans include a title review, a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan. At December 31, 2008, our largest second mortgage loan had an outstanding balance of $45,000, and was performing in accordance with its terms.

          Second mortgage loans secured by second mortgages have greater risk than residential mortgage loans secured by first mortgages. When customers default on their loans, we attempt to foreclose on the property or seize the collateral securing the loan. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loan activities, decreases in real estate values could adversely affect the value of property used as collateral for our loans.

          We generally limit the maximum loan to value ratio to 80% of the lesser of the appraised value or the purchase price of the property securing the loan, although we will occasionally originate loans with a loan to value ratio up to 90% of the appraised value or purchase price of the property. As of December 31, 2008, approximately $1.6 million, or 15.9%, of our total loans had loan to value ratios in excess of 80%. At the time of their origination, approximately 15.9% of our total loans exceeded a loan to value ratio of 80%.

          When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports and financial statements on all borrowers and guarantors, and to verify references. Properties securing real estate loans are appraised by Board-approved independent appraisers, although we may rely on county tax records on smaller loans. Appraisals are subsequently reviewed by our loan underwriting committee.

          We do not offer “interest only” loans, where the borrower pays interest for an initial period after which the loan converts to a fully amortizing loan, nor do we offer “Option ARM” or negative amortization loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We also do not make loans that are known as “sub-prime” or “Alt-A” loans.

          In the recent economic climate, many areas of the United States have experienced an increase in foreclosures. Although management does not have precise data on the number of foreclosures in our market area, management believes that foreclosures in our market area have also increased but not to the same extent as in more severely impacted areas of the United States. In comparison, Midwest Federal Savings has experienced no foreclosures on its loan portfolio during recent periods. We believe this is due mainly to Midwest Federal Savings’ conservative lending strategies, including its non-participation in “interest only,” “Option ARM,” “sub-prime” or “Alt-A” loans.

          Residential Construction Loans. On a limited basis, we originate residential construction loans to individuals for the construction and permanent financing of their personal residence. Our origination of construction/permanent loans has been minimal during recent years, and at December 31, 2008 we had no such loans outstanding. Our business plan adopted in connection with the conversion contemplates an expansion of our construction loan activity.

          Construction loans to individuals are made on the same general terms as our one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. We also review and inspect each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion.

          Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs.

          Commercial Real Estate Lending. Our loan policies permit the origination of loans secured by commercial real estate including multi-family dwellings. During recent years our loan portfolio has not included significant numbers of such loans. At December 31, 2008, commercial business loans totaled $100,000 or 1.0% of our loan portfolio. We intend to implement a program emphasizing the origination of commercial real estate loans and we expect that such loans will represent a significant portion of our loan portfolio in the future.

          Loans secured by commercial real estate generally have larger loan balances and more credit risk than one- to four-family mortgage loans. The increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. If the cash flows from the property are reduced, the borrower’s ability to repay the loan may be impaired. However, commercial real estate loans generally have higher interest rates than loans secured by one- to four-family real estate.

          Consumer Loans. We are authorized to make loans for a variety of personal and consumer purposes. Currently, our consumer loans consist of deposit account loans and other loans. At December 31, 2008, consumer loans totaled $28,000, or 0.3% of total loans. We intend to expand our consumer loan activities in the future. Our loans secured by deposit accounts at Midwest Federal Savings are generally made at an interest rate that is 2.0% above the account rate for up to 100% of the account balance and for a term through the next maturity date.

          Consumer loans have greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles, motorcycles, motor homes and boats. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

          Commercial Business Loans. We generally have not offered commercial business loans. At December 31, 2008, we had one commercial business loan in our portfolio with a balance of $200,000, or 2.0% of our total loans. This loan was a term loan, carried a fixed rate of interest, and was secured by vehicles and equipment. Going forward, we will consider originating additional commercial business loans on a limited basis. We may make secured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes.

          Our underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant’s business.

          Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. We typically require a principal of the company obtaining a commercial business loan to personally sign the note as a co-borrower.

          Loan Originations, Purchases and Sales. Loan originations are obtained through a variety of sources, including referrals from existing customers and real estate brokers. We hold all of our loan originations for long-term investment purposes. We have not purchased any loans but may determine to do so in the future. We also have not sold any loans, although our business plan contemplates the sale of a portion of our fixed-rate loan originations in the future.

          The following table shows our loan origination, sale and principal repayment activity during the periods indicated.

	Year Ended December 31,
	2008	2007
	(In thousands)

Total loans at beginning of period	$9,024	$8,793
Loans originated:
Real estate:
One- to four-family	2,359	964
Commercial	100	—
Construction	145	670
Consumer and other loans:
Commercial	175	115
Other	167	113
Total loans originated	2,946	1,862
Loans purchased	—	—
Deduct:
Principal repayments	1,903	1,631
Loan sales	—	—
Other repayments	—	—
Net loan activity	1,043	231
Total loans at end of period	$10,067	$9,024

          Loan Approval Procedures and Authority. Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures established by Midwest Federal Savings’ Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

          Midwest Federal Savings’ policies and loan approval limits are established by the Board of Directors. Upon receipt of a loan application from a prospective borrower, a credit report, tax returns and verifications are ordered or requested to confirm specific information relating to the loan applicant’s employment, income and credit standing. We require appraisals by independent, licensed, third-party appraisers of all real property secured loans, except where we rely on county tax records on smaller loans. All appraisers are approved by the Board of Directors annually. All loans are processed at our main office. Overdrafts up to $10,000 may be approved by the President or Vice President. Except for overdraft loans, our loan underwriting committee comprised of Ralph E. Schank, John R. Wray and George T. Hopkins, III, approves all loans originated.

          Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation generally, with certain exceptions, to 15% of our unimpaired capital and reserves. At December 31, 2008, our regulatory limit on loans to one borrower was $825,000. At that date, our largest lending relationship was $544,000 and was secured by five residential real estate properties located in our primary market area. As a result of the conversion, our regulatory loans to one borrower limit has increased.

Non-performing and Problem Assets

          When a loan is 15 days past due, we send the borrower a late notice. We generally also contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency, and we attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a final demand for payment and we may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to the Board of Directors of Midwest Federal Savings.

          Loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent.

          Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

At December 31,
	2008	2007
(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family	$—	$—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans		—
Total non-accrual loans	—	—

Loans delinquent 90 days or more and still accruing:
One- to four-family	—	—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans		—
Total non-performing loans	—	—

Foreclosed assets	—	—

Total non-performing assets	$—	$—

Ratios:
Non-performing loans to total loans	—%	—%
Non-performing assets to total assets	—%	—%

          At December 31, 2008, Midwest Federal Savings had no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

          On the basis of our review of our assets, we had classified or held as special mention the following assets as of the date indicated:

At December 31,
	2008	2007
(In thousands)

Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Special Mention	—	—
Total classified and special mention assets	$—	$—

          Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the dates indicated.

Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
(Dollars in thousands)

At December 31, 2008
Real estate:
One- to four-family	—	$—	—	$—	—	$—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer and other loans:
Commercial	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer and other loans	—	—	—	—	—	—
Total	—	$—	—	$—	—	$—

At December 31, 2007
Real estate:
One- to four-family	—	$—	—	$—	—	$—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer and other loans:
Commercial	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer and other loans	—	—	—	—	—	—
Total	—	$—	—	$—	—	$—

          Foreclosed and Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2008, we had no foreclosed real estate and no repossessed assets.

          Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2008, we had no assets designated as special mention.

          When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2008, we had no classified assets.

Allowance for Loan Losses

          The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require Midwest Federal Savings to make additional provisions for estimated loan losses based upon judgments different from those of management.

          The allowance generally consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. At December 31, 2008 and 2007, no specific components were allocated as we had no classified assets.

          We will continue to monitor and modify our allowances for loan losses as conditions dictate. No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

          The following table sets forth activity in our allowance for loan losses for the periods indicated.

At or For the Years Ended December 31,
	2008	2007
(Dollars in thousands)

Balance at beginning of period	$18	$10

Charge-offs:
Real estate:
One- to four-family	—	—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans	—
Total charge-offs	—	—

Recoveries:
Real estate:
One- to four-family	—	—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans	—	—
Total recoveries	—	—

Net (charge-offs) recoveries	—	—
Provision for loan losses	4	8

Balance at end of year	$22	$18

Ratios:
Net charge-offs to average loans outstanding (annualized)	—%	—%
Allowance for loan losses to non-performing loans at end of period	—	—
Allowance for loan losses to total loans at end of period	0.22%	0.20%

          Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	$20	$9,739	96.74%	$17	$8,653	95.89%
Commercial	—	100	1.00	—	—	0.00
Construction	—	—	0.00	—	280	3.10
Total real estate	20	9,839	97.74	17	8,933	98.99

Consumer and other:
Commercial	2	200	1.98	1	66	0.73
Other	—	28	0.28	—	25	0.28
Total consumer and other	2	228	2.26	1	91	1.01

Total loans	$22	$10,067	100.00%	$18	$9,024	100.00%

Investment Activities

          General. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of Des Moines, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities. We are also required to maintain an investment in FHLB stock.

          Our investment objectives are to maintain high asset quality, provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The board of directors is also responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a quarterly basis, or more frequently if warranted.

          Our current investment policy authorizes us to invest in debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The investment policy also permits investments in federal funds and deposits in other insured institutions. In addition, management is authorized to invest in investment grade state and municipal obligations, commercial paper and corporate debt obligations within regulatory parameters. We do not engage in any hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, zero coupon bonds and certain types of structured notes.

          SFAS No. 115 requires that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by our Board of Directors.

          At December 31, 2008, our available for sale investment portfolio totaled $5.3 million, or 24.2% of total assets. We also held $4.8 million in interest-bearing deposits in other institutions and $22,000 in Federal Home Loan Bank of Des Moines stock at December 31, 2008. Our available for sale investment portfolio at December 31, 2008, at amortized cost, consisted of $2.0 million in United States Government and federal agency obligations, $3.0 million of mortgage-backed securities, and $205,000 in municipal obligations.

          United States Government and Federal Agency Obligations. While United States Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments. At December 31, 2008, our United States government and federal agency obligations consisted of a fixed-rate FHLB Bond, a “step-up” security issued by Fannie Mae, and a debenture security issued by Fannie Mae. A “step-up” security requires the issuer to pay increased interest rates in the future according to pre-determined schedules.

          Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We have not purchased privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae. At December 31, 2008, our mortgage-backed securities consisted primarily of mortgage pass-through certificates issued by Freddie Mac.

          Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury has put in place a set of financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of bonds that they have issued or guaranteed.

          Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

          Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$2,000	$2,043	$1,999	$2,021
Municipal securities	205	206	205	207
Mortgage-backed	2,987	3,035	3,812	3,763
Total securities available for sale	$5,192	$5,284	$6,016	$5,991

          Investment Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2008 are summarized in the following table.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
U.S. Government and federal agency obligations	$—	—%	$1,000	4.79%	$—	—%	$1,000	5.13%	$2,000	$2,043	4.96%
Municipal securities	105	4.56	100	4.68	—	—	—	—	205	206	4.62
Mortgage-backed securities	54	5.31	1,496	4.11	1,437	4.71	—	—	2,987	3,035	4.42
Total	$159	4.81%	$2,596	4.39%	$1,437	4.71%	$1,000	5.13%	$5,192	$5,284	4.64%

Sources of Funds

          General. Deposits traditionally have been our primary source of funds for our lending and investment activities. In addition to deposits, we derive funds primarily from principal and interest payments on loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, money market conditions and competition. Borrowings may also be used on a short- term basis to compensate for reductions in the availability of funds from other sources and may be used on a longer-term basis for general business purposes.

          Deposits. We generate deposits primarily from within our market area. We rely on our competitive pricing and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit and NOW accounts. We do not accept brokered deposits.

          Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

          At December 31, 2008, we had a total of $11.0 million in certificates of deposit, of which $6.2 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

          The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated. The deposits classified as subscription proceeds represent the subscription funds received in the stock conversion, which were held in accounts at Midwest Federal Savings pending the closing of the stock offering.

	At December 31,
	2008			2007
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW deposits	$345	2.13%	0.90%	$206	1.60%	0.90%
Regular and other savings	2,687	16.56	1.25	2,061	15.98	1.21
Commercial checking	54	0.34	—	—	—
Total transaction accounts	3,086	19.03	—	2,267	17.58	—
Subscription proceeds	2,136	13.16	—	—	—
Certificates of deposit	11,004	67.81	3.66	10,623	82.42	4.40
Total deposits	$16,226	100.00%	2.71	$12,890	100.00%	3.79

          As of December 31, 2008, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $2.1 million. The following table sets forth the maturity of these certificates as of December 31, 2008.

At December 31, 2008
(In thousands)

Three months or less	$221
Over three months through six months	100
Over six months through one year	987
Over one year	755

Total	$2,063

          The following table sets forth the time deposits in the Bank classified by interest rate as of the dates indicated.

	At December 31,
	2008	2007
	(In thousands)
Interest Rate
Less than 2%	$316	$—
2.00% -2.99%	3,681	—
3.00% -3.99%	3,430	3,709
4.00% -4.99%	2,228	3,366
5.00% -5.99%	1,349	3,548

Total	$11,004	$10,623

          The following table sets forth the amount and maturities of time on deposits at December 31, 2008.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 2%	$316	$—	$—	$—	$316	2.87%
2.00% - 2.99%	2,685	912	84	—	3,681	33.45
3.00% - 3.99%	1,458	1,064	584	324	3,430	31.17
4.00% - 4.99%	428	79	255	1,466	2,228	20.25
5.00% - 5.99%	1,349	—	—	—	1,349	12.26

Total	$6,236	$2,055	$923	$1,790	$11,004	100.0%

          The following table sets forth our deposit activities for the periods indicated.

	Years Ended December 31,
	2008	2007
	(In thousands)

Beginning balance	$12,890	$12,797
Net deposits (withdrawals) before interest credited	2,978	(307)
Interest credited	358	400
Net increase (decrease) in deposits	3,336	93
Ending balance	$16,226	$12,890

          Borrowings. We may obtain advances from the FHLB of Des Moines upon the security of the common stock we own in that bank and certain of our residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

          At December 31, 2008, we had not established a credit line from the FHLB of Des Moines. We had no FHLB advances or other borrowings outstanding at December 31, 2008 or 2007.

Subsidiary Activities

          As a federally chartered savings association, we are permitted by Office of Thrift Supervision regulations to invest up to 2% of our assets in the stock of, or loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations if the additional funds are used for inner-city or community development purposes, and up to 50% of our total capital in conforming loans to service corporations in which we own more than 10% of the capital stock. In addition to investments in service corporations, we may invest an unlimited amount in operating subsidiaries engaged solely in activities in which Midwest Federal Savings may engage as a federal savings bank. At December 31, 2008, Midwest Federal Savings had one subsidiary, M.F.S. Financial Services, Inc., which is an inactive insurance agency.

Expense and Tax Allocation

          Midwest Federal Savings will enter into an agreement with St. Joseph Bancorp, Inc. to provide it with certain administrative support services, whereby Midwest Federal Savings will be compensated at not less than the fair market value of the services provided. In addition, Midwest Federal Savings and St. Joseph Bancorp, Inc. will enter into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

          As of December 31, 2008, we had four full-time employees and two part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

          General. St. Joseph Bancorp, Inc. and Midwest Federal Savings are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to St. Joseph Bancorp, Inc. and Midwest Federal Savings.

          Method of Accounting. For federal income tax purposes, Midwest Federal Savings currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

          Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2008, Midwest Federal Savings had no minimum tax credit carry forward.

          Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2008, Midwest Federal Savings had a net operating loss of $34,000 to carry forward for federal income tax purposes.

          Corporate Dividends. We may exclude from our income 100% of dividends received from Midwest Federal Savings as a member of the same affiliated group of corporations.

          Audit of Tax Returns. Midwest Federal Savings’ federal income tax returns have not been audited in the most recent five-year period.

State Taxation

          Missouri Taxation. Missouri-based thrift institutions, such as Midwest Federal Savings, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by Midwest Federal Savings and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, Midwest Federal Savings is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by Midwest Federal Savings and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax.

          Midwest Federal Savings will be subject to the regular state corporate income tax at the rate of 6.25% of taxable income derived from Missouri sources.

          Maryland State Taxation. As a Maryland business corporation, St. Joseph Bancorp, Inc. will be required to file annual returns and pay annual fees to the State of Maryland.

SUPERVISION AND REGULATION

General

          Midwest Federal Savings is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Midwest Federal Savings also is a member of and owns stock in the Federal Home Loan Bank of Des Moines, which is one of the twelve regional banks in the Federal Home Loan Bank System. Midwest Federal Savings also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision will examine Midwest Federal Savings and prepare reports for the consideration of its Board of Directors on any operating deficiencies. Midwest Federal Savings’ relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Midwest Federal Savings’ mortgage documents.

          Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on St. Joseph Bancorp, Inc., Midwest Federal Savings and their operations.

          St. Joseph Bancorp, Inc., as a savings and loan holding company following the conversion, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. St. Joseph Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

          Certain of the regulatory requirements that are applicable to Midwest Federal Savings and St. Joseph Bancorp, Inc. are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Midwest Federal Savings and St. Joseph Bancorp, Inc. and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

          Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Midwest Federal Savings may invest in mortgage loans secured by residential real estate without limitation as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. Midwest Federal Savings also may establish subsidiaries that may engage in activities not otherwise permissible for Midwest Federal Savings, including real estate investment and securities and insurance brokerage.

          Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

          The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.

          At December 31, 2008, Midwest Federal Savings’ capital exceeded all applicable requirements.

          Midwest Federal Savings’ regulatory capital amounts and ratios are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital (to risk-weighted assets)	$5,451,000	65.5%	$665,000	8.0%	$832,000	10.0%

Tier I capital (to risk-weighted assets)	5,429,000	65.3%	N/A	N/A	499,000	6.0%

Tier I capital (to average assets)	5,429,000	25.0%	869,000	4.0%	1,086,000	5.0%

Tangible capital (to adjusted tangible assets)	5,429,000	25.0%	326,000	1.5%	N/A	N/A

As of December 31, 2007:
Total capital (to risk-weighted assets)	$5,518,000	85.3%	$518,000	8.0%	$647,000	10.0%

Tier I capital (to risk-weighted assets)	5,500,000	85.0%	N/A	N/A	388,000	6.0%

Tier I capital (to average assets)	5,500,000	30.0%	733,000	4.0%	916,000	5.0%

Tangible capital (to adjusted tangible assets)	5,500,000	30.0%	275,000	1.5%	N/A	N/A

          Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2008, Midwest Federal Savings’ largest lending relationship with a single or related group of borrowers totaled $544,000, which represented 9.9% of unimpaired capital and surplus. Therefore, Midwest Federal Savings was in compliance with the loans-to-one borrower limitations.

          Qualified Thrift Lender Test. As a federal savings association, Midwest Federal Savings must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Midwest Federal Savings must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

          Midwest Federal Savings also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

          A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. At December 31, 2008, Midwest Federal Savings maintained approximately 76.6% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

          Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

●	the savings association is not eligible for expedited treatment of its filings.

          Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

          The Office of Thrift Supervision may disapprove a notice or application if:

●	the savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

          In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

          Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of 4% or greater of liquid assets to total assets. For the year ended December 31, 2008, our liquidity ratio averaged 45.6%.

          Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Midwest Federal Savings received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

          Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Midwest Federal Savings. St. Joseph Bancorp, Inc. is an affiliate of Midwest Federal Savings. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral of specific types and in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings associations to maintain detailed records of all transactions with affiliates.

          Midwest Federal Savings’ authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

(i)
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Midwest Federal Savings’ capital.

          In addition, extensions of credit in excess of certain limits must be approved by Midwest Federal Savings’ Board of Directors.

          Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

          Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

          Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

●	critically undercapitalized (less than 2% tangible capital).

          Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities in which the savings association will engage while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

          At December 31, 2008, Midwest Federal Savings met the criteria for being considered “well-capitalized.”

          Insurance of Deposit Accounts. Midwest Federal Savings is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Midwest Federal Savings are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. Midwest Federal Savings has opted not to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. See “—Temporary Liquidity Guarantee Program.”

          The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, on February 27, 2009, the Federal Deposit Insurance Corporation issued an interim final rule that would impose a special 20 basis points special assessment on all insured deposits as of June 30, 2009, which would be payable on September 30, 2009. In addition, the Federal Deposit Insurance Corporation may assess additional special premiums in the future.

          Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

          In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

          Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

          The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

          U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We opted not to participate in the CPP.

          Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

          Federal Home Loan Bank System. Midwest Federal Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Des Moines, Midwest Federal Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20th of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of December 31, 2008, Midwest Federal Savings was in compliance with this requirement.

Other Regulations

          Interest and other charges collected or contracted for by Midwest Federal Savings are subject to state usury laws and federal laws concerning interest rates. Midwest Federal Savings’ operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

          The operations of Midwest Federal Savings also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the American financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

          General. St. Joseph Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, St. Joseph Bancorp, Inc. is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over St. Joseph Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

          Permissible Activities. Under present law, the business activities of St. Joseph Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

          Federal law prohibits a savings and loan holding company, including St. Joseph Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

          The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

          The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

          Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

          The registration under the Securities Act of 1933 of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

          The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the year ending December 31, 2008 under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

ITEM 1A. Risk Factors

          Not applicable to a smaller reporting company.

ITEM 1B. Unresolved Staff Comments

          Not applicable to a smaller reporting company.

ITEM 2. Properties

          We conduct our operations from our sole office located at 1901 Frederick Avenue, St. Joseph, Missouri 64501. In addition to our main office, which we own, we also own a parcel of vacant land adjacent to our office which is available for future expansion. There are no expansion plans respecting that property at the present time. We expect to open a branch office in St. Joseph during 2010. The net book value of our premises, land and equipment was $394,000 at December 31, 2008.

          For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3. Legal Proceedings

          St. Joseph Bancorp and Midwest Federal Savings are subject to various legal actions arising in the normal course of business. At December 31, 2008, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

          (a)          Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “SJBA”. The approximate number of holders of record of St. Joseph Bancorp’s common stock as of March 20, 2009 was 110. Certain shares of St. Joseph Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There is no market price information for our common stock for the two-year period ended December 31, 2008. St. Joseph Bancorp began trading on the Electronic Bulletin Board on February 2, 2009.

          The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

          Dividend payments by St. Joseph Bancorp are dependent primarily on dividends it receives from Midwest Federal Savings, because St. Joseph Bancorp will have no source of income other than dividends from Midwest Federal Savings, earnings from the investment of proceeds from the sale of shares of common stock retained by St. Joseph Bancorp, and interest payments with respect to St. Joseph Bancorp’s loan to the Employee Stock Ownership Plan. Federal law imposes limitations on dividends by Federal stock savings banks. See “Supervision and Regulation—Capital Distributions.”

          At December 31, 2008, there were no compensation plans under which equity securities of St. Joseph Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

          In addition, reference is made to the “Stockholder Information—Stock Listing” section of St. Joseph Bancorp’s 2008 Annual Report to Stockholders, which is incorporated herein by reference.

          (b)          On September 17, 2008, St. Joseph Bancorp filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the stock conversion of Midwest Federal Savings and the related offering of common stock by St. Joseph Bancorp. The Registration Statement (File No. 333-153541) was declared effective by the Securities and Exchange Commission on November 12, 2008. St. Joseph Bancorp registered 562,063 shares pursuant to the Registration Statement, for an aggregate offering price of $5,620,630. The stock offering commenced on November 22, 2008, and ended on January 22, 2009.

          Sandler O’Neill & Partners, L.P. was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill & Partners, L.P. received a fee of $140,000. Sandler O’Neill & Partners, L.P. was also reimbursed $48,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

          The stock offering resulted in gross proceeds of $3,769,180, through the sale of 376,918 shares at a price of $10.00 per share. Expenses related to the offering were approximately $790,000, including $188,000 paid to Sandler O’Neill & Partners, L.P. Net proceeds of the offering were approximately $3.0 million.

          St. Joseph Bancorp contributed $1.5 million of the net proceeds of the offering to Midwest Federal Savings. $301,530 of the net proceeds were used to fund the loan to the employee stock ownership plan, and $1.2 million of the net proceeds were retained by St. Joseph Bancorp. The net proceeds contributed to Midwest Federal Savings have been invested in short term instruments and used to make loans, and the net proceeds retained by St. Joseph Bancorp have been deposited with Midwest Federal Savings.

          (c)          During the fourth quarter of 2008, the Company did not repurchase any shares of its common stock.

ITEM 6. Selected Financial Data

          Not applicable to a smaller reporting company.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of St. Joseph Bancorp’s 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

          The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of St. Joseph Bancorp’s 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

          The consolidated financial statements included in St. Joseph Bancorp’s 2008 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

ITEM 9A. (T) Controls and Procedures

          (a)          Evaluation of disclosure controls and procedures.

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

          (b)          Management’s Report on Internal Control over Financial Reporting

          This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

          (c)          Changes in internal control.

          There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

          None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

          St. Joseph Bancorp has adopted a Code of Ethics that applies to St. Joseph Bancorp’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to St. Joseph Bancorp’s Form 10-K for the year ended December 31, 2008.

          Information concerning Directors and executive officers of St. Joseph Bancorp is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.” Information concerning corporate governance matters is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I – Election of Directors.”

ITEM 11. Executive Compensation

          Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

          Information concerning relationships and transactions, and director independence, is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Transactions with Certain Related Persons” and “Board Independence,” respectively.

ITEM 14. Principal Accountant Fees and Services

          Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Financial Statements

	(A)	Report of Independent Registered Public Accounting Firm

	(B)	Consolidated Balance Sheets

	(C)	Consolidated Statements of Income

	(D)	Consolidated Statements of Equity

	(E)	Consolidated Statements of Cash Flows

	(F)	Notes to Consolidated Financial Statements

Financial Statement Schedules

None.

Exhibits

3.1	Articles of Incorporation of St. Joseph Bancorp*
3.2	Bylaws of St. Joseph Bancorp, as amended **
4	Form of Common Stock Certificate of St. Joseph Bancorp*
10.1	Form of Employee Stock Ownership Plan*
10.2	Form of Employment Agreement with Ralph Schank*
13	Annual Report to Stockholders
14	Code of Ethics
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of St. Joseph Bancorp (file no. 333-153541), originally filed with the Securities and Exchange Commission on September 17, 2008.

**	Incorporated by reference to the Form 8-K of St. Joseph Bancorp (file no. 000-53573), filed with the Securities and Exchange Commision on March 31, 2009.

SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH BANCORP, INC.

Date: March 30, 2009	By:	/s/ Ralph E. Schank
Ralph E. Schank
President and Chief Executive Officer
(Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ralph E. Schank	President and Chief Executive Officer (Principal Executive and Financial Officer), Director	March 30, 2009
Ralph E. Schank

/s/ Barbara Elder	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2009
Barbara Elder

/s/ Kirby O. Brooner	Director	March 30, 2009
Kirby O. Brooner

/s/ Billy D. Cole	Executive Vice President and Director	March 30, 2009
Billy D. Cole

/s/ George T. Hopkins	Director	March 30, 2009
George T. Hopkins

/s/ James L. Rockwell, Jr.	Director	March 30, 2009
James L. Rockwell, Jr.

/s/ John R. Wray	Director	March 30, 2009
John R. Wray