Form 10-Q
period 2009-03-31
St. Joseph Bancorp, Inc.
filed 2009-05-15
CIK 1444277

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorted period that the registrant was required to submit and post such files).
YES ☐ NO ☐

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

As of May 1, 2009, there were issued and outstanding 376,918 shares of the Registrant’s Common Stock.

[1] The Registrant became subject to the Securities Exchange Act of 1934 on January 28, 2009 as a result of filing a Registration Statement of Form 8-A.

St. Joseph Bancorp, Inc.
Quarterly Report on Form 10-Q
For The Three Months Ended
March 31, 2009

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Cash and due from banks	$397,359	$594,352

Cash and cash equivalents	$397,359	$594,352

Interest-earning deposits in other institutions	5,901,023	4,800,000
Available-for-sale securities	5,330,742	5,284,222
Loans, net of allowance for loan losses of $30,000 at March 31, 2009 and $22,000 at December 31, 2008	10,671,122	10,041,270
Premises and equipment, net	426,658	394,334
Federal Home Loan Bank Stock, at cost	22,200	22,200
Interest receivable	82,356	86,738
Deferred Income Taxes	10,001	—
Prepaid income taxes	9,654	9,654
Prepaid conversion costs	—	503,109
Other	46,080	61,711

Total assets	$22,897,195	$21,797,590

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Savings, NOW and money market	$2,850,499	$3,086,110
Time	11,801,150	11,003,904
Subscription proceeds	—	2,136,104

Total deposits	14,651,649	16,226,118

Advances from borrowers for taxes and insurance	42,914	12,061
Interest payable	4,251	4,167
Deferred income taxes	—	2,815
Other liabilities	85,242	47,020

Total liabilities	14,784,056	16,292,181

Stockholders’ Equity
Common stock, $.01 par value, 4,000,000 shares authorized, 376,918 shares issued and outstanding	37,692	—
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	2,927,598	—
Unearned ESOP shares	(301,530)	—
Retained earnings	5,363,135	5,428,846
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes	86,244	76,563

Total stockholders’ equity	8,113,139	5,505,409

Total liabilities and stockholders’ equity	$22,897,195	$21,797,590

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2008 and 2009
(unaudited)

	March 31, 2009	March 31, 2008
Interest Income
Interest and fees on loans	$161,485	$144,695
Available-for-sale securities	72,070	67,275
Interest-earning deposits	16,787	15,404
Federal Home Loan Bank dividends	56	1,616

Total interest income	250,398	228,990

Interest Expense
Deposits	106,020	121,503

Net Interest Income	144,378	107,487

Provision for loan losses	8,000	—

Net Interest Income After Provision for Loan Losses	136,378	107,487

Noninterest Income
Other	2,181	33

Noninterest Expense
Salaries and employee benefits	104,910	84,598
Net occupancy expense	22,442	16,058
Deposit insurance premium	579	374
Depreciation	2,480	1,782
Audit fees and exams	60,756	7,778
Franchise and special taxes	5,469	3,777
Marketing expense	8,601	4,696
Other	15,408	12,121

Total noninterest expense	220,645	131,184

Loss Before Income Taxes	(82,086)	(23,664)

Credit for Income Taxes	(16,375)	(5,105)

Net Loss	$(65,711)	$(18,559)

Basic earnings per share	$(0.19)	N/A

Basic weighted average shares outstanding	346,765	N/A

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2008 and 2009
(unaudited)

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, January 1, 2008	$—	$—	$—	$—	$5,499,689	$(17,105)	$5,482,584

Net loss	(18,559)	—	—	—	(18,559)	—	(18,559)

Change in unrealized loss of available-for-sale securities, net of income taxes of $21,354	67,117	—	—	—	—	67,117	67,117
	$48,558
Balance, March 31, 2008		$—	$—	$—	$5,481,130	$50,012	$5,531,142

Balance, January 1, 2009	$—	$—	$—	$—	$5,428,846	$76,563	$5,505,409

Net loss	(65,711)	—	—	—	(65,711)	—	(65,711)

Net proceeds from issuance of 376,918 shares of common stock	—	37,692	2,927,598	—	—	—	2,965,290

Acquisition of unearned ESOP shares	—	—	—	(301,530)	—	—	(301,530)

Change in unrealized appreciation of available-for-sale securities, net of income taxes of $3,559	9,681	—	—	—	—	9,681	9,681
	$(56,030)
Balance, March 31, 2009		$37,692	$2,927,598	$(301,530)	$5,363,135	$86,244	$8,113,139

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2009
(unaudited)

	March 31, 2009	March 31, 2008
Operating Activities
Net loss	$(65,711)	$(18,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,619	3,215
Amortization and accretion of securities	359	(78)
Provision for loan losses	8,000	—
Gain on disposal of premises and equipment	(300)	—
Deferred income taxes	(16,375)	(106)
Changes in:
Interest receivable	4,382	7,739
Prepaid income taxes	—	(3,449)
Other assets	15,631	15,712
Other liabilities and interest payable	30,712	8,853

Net cash provided by (used in) operating activities	(17,683)	13,327

Investing Activities
Net increase in loans	(637,660)	(1,042,334)
Purchases of securities	(249,077)	(1,000,000)
Net purchases of interest-earning deposits	(1,101,023)	875,000
Proceeds from maturities of securities	—	1,500,000
Principal reductions of mortgage backed securities	215,246	224,003
Proceeds from disposal of property and equipment	300	—
Purchases of property and equipment	(30,349)	(7,384)

Net cash provided by (used in) investment activities	(1,802,563)	549,285

Financing Activities
Net increase (decrease) in savings, NOW and money market accounts	(235,611)	59,503
Net increase (decrease) in time deposits	797,246	(595,367)
Net increase in prepaid conversion costs	(300,781)	(5,000)
Proceeds from issuance of common stock	1,331,546	—
Net increase in advances from borrowers for taxes and insurance	30,853	23,655

Net cash provided by (used in) financing activities	1,623,253	(517,209)

Increase (Decrease) in Cash and Cash Equivalents	(196,993)	45,403

Cash and Cash Equivalents, Beginning of Period	594,352	136,272

Cash and Cash Equivalents, End of Period	$397,359	$181,675

Supplemental Cash Flows Information

Interest paid	$105,936	$116,416

Income taxes paid (net of refunds)	$—	$—

Non cash transactions:

In 2009, conversion costs totaling $803,890 were netted against proceeds from the issuance of common stock. Subscription proceeds deposits of $2,136,104 were also applied to proceeds from common stock issued.

In 2009, the Company issued the Employee Stock Ownership Plan (the ESOP) in common stock by providing direct financing of $301,530 to the ESOP.

Included in other liabilities at March 31, 2009 are $7,594 in fixed asset purchases.

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows for the Company. These adjustments consist only of normal recurring adjustments. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The Company’s Annual Report to shareholders for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

On July 9, 2008, Midwest Federal Savings and Loan Association (the Association) approved a plan (the Plan) to convert from a federally-chartered mutual savings association to a federally-chartered stock savings association, subject to approval by its members. The Plan, which included a formation of a holding company, St. Joseph Bancorp, Inc., (the Company) to own all of the outstanding stock of the Association, was approved by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the Securities and Exchange Commission, which was declared effective on November 12, 2008.

The Plan called for the common stock of the holding company to be offered to various parties in a subscription offering at a price based on an independent appraisal of the Association, which was determined to be $10 per share. Shares that were not purchased in the subscription offering were offered in a community offering. The Association may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OTS.

The consolidated financial statements include the accounts of St. Joseph Bancorp, as well as its wholly owned subsidiaries, Midwest Federal Savings and Loan Association, and MFS Financial Services, Inc., an insurance agency, which is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and changes in cash flows have been made.

The conversion has been accounted for in accordance with generally accepted accounting principles. Accordingly, the consolidated balance sheet as of December 31, 2008, the consolidated statement of operations for the three months ended March 31, 2008, and consolidated statement of cash flows for the three months ended March 31, 2008 are presented as results of the Association and its subsidiary. The consolidated balance sheet as of March 31, 2009, the consolidated statement of operations for the three months ended March 31, 2009, and consolidated statement of cash flows for the three months ended March 31, 2009 are presented as results of the Company and its subsidiaries.

NOTE 2 – FORMATION OF HOLDING COMPANY AND CONVERSION

On January 30, 2009, the Company became the holding company for the Association upon the Association’s conversion from a federally chartered mutual savings association to a federally chartered capital stock savings association. The conversion was accomplished through the sale and issuance by the Company of 376,918 shares of common stock at $10 a share. Proceeds from the sale of common stock, net of expenses incurred of $803,890, were $2,965,290. This does not include $301,530 related to shares held by the Association’s Employee Stock Ownership Plan (ESOP). As described in Statement of Financial Accounting Standards No. 141, Business Combinations, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interest shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.  Therefore, the conversion was accounted for at historical cost.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 30,153 shares (approximately 8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 30 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest in their accrued benefits under the employee stock ownership plan at the rate of 20 percent per year. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Association. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Association’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Association is accounting for its ESOP in accordance with Statement of Position (SOP) 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest.

A summary of ESOP shares at March 31, 2009 is as follows:

Shares committed for release	—
Unreleased shares	30,153

Total	30,153

Fair value of unreleased shares	$301,530

NOTE 4 – CURRENT ACCOUNTING DEVELOPMENTS

On January 1, 2008, the Association adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a comprehensive framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption and application of SFAS No. 157 did not have a material impact on the Company’s March 31, 2009 or the Association’s December 31, 2008 consolidated financial statements.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 4 – CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company and Association did not elect to apply the provisions of FASB Statement No. 159 to any of its financial instruments upon adoption or during the period ended March 31, 2009, or year ended December 31, 2008.

In December 2007, the FASB issued Statement No. 141R (revised 2007), Business Combinations, which replaced Statement No. 141. Statement No. 141R retains the fundamental requirements of Statement No. 141, but revises certain principles, including the definition of a business combination, the recognition, and measurement of assets acquire and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. This statement is effective for annual periods beginning after December 15, 2008.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28.1, Interim Disclosures about Fair Value of Financial Instruments – an amendment to FASB Statement No. 107 (FAS 107) and APB Opinion No. 28 (APB 28). The FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company is evaluating the effects of FSP FAS 107-1 and APB 28. The FSP is effective for interim periods ending after June 15, 2009.

FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary-Impairment (“FSP FAS 115-2”). On April 9, 2009, the FASB issued FSP FAS 115-2 which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 (effective June 30, 2009, for the Company). Management does not anticipate that this FSP will have a material impact on the Company’s consolidated financial statements.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 4 – CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”). On April 9, 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurement” (“SFAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 (effective June 30, 2009, for the Company), and should be applied prospectively. Management does not anticipate that this FSP will have a material impact on the Company’s consolidated financial statements.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amount is based on the weighted average number of shares outstanding for the period and the net income (loss) applicable to common stockholders. Loss per share data is not presented for the three months ended March 31, 2008, since there were no outstanding shares of common stock until the conversion on January 30, 2009.

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

Three Months Ended 3/31/09

Net loss	$(65,711)

Average common shares outstanding	346,765
Average common share stock options outstanding	—
Average diluted common shares	346,765

Earnings per share:
Basic	(0.19)
Diluted	(0.19)

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Association adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1:
Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:
Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurements. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following tables present the balances of assets measured at fair value on a recurring basis by level at March 31, 2009 and December 31, 2008:

Description	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
At March 31, 2009

Available-for-sale securities	$5,330,742	$—	$5,330,742	$—

Assets:
At December 31, 2008

Available-for-sale securities	$5,284,222	$—	$5,284,222	$—

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the securities credit rating, prepaying assumptions and other factors such as credit loss assumptions. Level 2 securities include U.S. government agency securities, mortgage-backed securities (including pools and collateralized mortgage obligations), municipal bonds, and corporate-debt securities.

The Company had no significant assets measured at fair value on a non-recurring basis at March 31, 2009 or December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provision, growth opportunities, interest rates and deposit growth. Words such as “may,” “could,” “should,” “would,” “will,” “will likely result,” “believe,” “expect,” “plan,” “will continue,” “is anticipated,” “estimate,” “intend,” “project,” and similar expressions are intended to identify these forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings than those presently anticipated or projected.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policy comprises those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. This policy requires numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations, which may significantly affect our reported results and financial condition for the period or in future periods.

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2009 have remained unchanged from December 31, 2008. This policy relates to the allowance for loan losses. This critical accounting policy is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Annual Report on From 10-K for the year ended December 31, 2008.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets increased $1.1 million, or 5.0%, to $22.9 million at March 31, 2009 from $21.8 million at December 31, 2008. The increase was primarily the result of an increase in interest earning deposits in other institutions.

Net loans receivable increased by $630,000, or 6.3%, to $10.7 million at March 31, 2009 from $10.0 million at December 31, 2008. One- to four-family residential real estate loans increased $619,000, or 6.4%, to $10.4 million at March 31, 2009 from $9.7 million at December 31, 2008. The increase during this period reflected a continued emphasis in growing our loan portfolio in our market area.

Our allowance for loan losses totaled $30,000 at March 31, 2009 and $22,000 at December 31, 2008. At March 31, 2009, our allowance for loan losses totaled 0.28% of total loans. Management will continue to monitor the allowance for loan losses as economic conditions and our performance dictate. Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Available-for-sale securities increased $47,000, or 0.8%, to $5.33 million at March 31, 2009 from $5.28 million at December 31, 2008. The increase was the result of purchases in the amount of $249,000 and increases in fair value of $13,000 offset by $215,000 in principal reductions on mortgage back securities.

Deposits decreased $1.5 million, or 9.7%, to $14.7 million at March 31, 2009 from $16.2 million at December 31, 2008. This decrease was due to subscription proceeds held by the Association at December 31, 2008, that were applied to proceeds from common stock issued on January 30, 2009.

Total stockholders’ equity increased $2.6 million to $8.1 million at March 31, 2009 from $5.5 million at December 31, 2008. This increase was primarily due to net proceeds received from the issuance of common stock.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

General. Net income decreased $47,000 to $(66,000) for the three months ended March 31, 2009 from $(19,000) for the three months ended March 31, 2008. The primary reasons for the decrease were a $53,000 increase in audit and accounting fees, an $8,000 increase in provision for loan losses, and a salaries and benefits increase of $20,000 offset by interest income increasing $21,000 and interest expense decreasing $16,000, and the credit for income taxes increasing $11,000.

Interest Income. Interest income increased $21,000, or 9.3%, to $250,000 for the three months ended March 31, 2009 from $229,000 for the three months ended March 31, 2008. The increase in interest income resulted from a $16,000 increase in interest income and fees on loans, and a $5,000 increase in interest income on securities.

Interest income and fees on loans increased $16,000, or 11.6%, to $161,000 for the three months ended March 31, 2009 from $145,000 for the three months ended March 31, 2008. The average balance of loans increased $796,000, or 8.5%, to $10.2 million for the three months ended March 31, 2009 from $9.4 million for the three months ended March 31, 2008. In addition, the average yield increased to 6.32% for the three months ended March 31, 2009 from 6.18% for the three months ended March 31, 2008. The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans.

Interest income on available-for-sale securities increased $5,000, or 7.1% to $72,000 for the three months ended March 31, 2009 from $67,000 for the three months ended March 31, 2008. This increase was due to an increase in the average balance of investment securities to $5.2 million for the three months ended March 31, 2009 from $5.0 million for the three months ended March 31, 2008. In addition, there was an increase in the average yield on the securities portfolio to 5.51% for the three months ended March 31, 2009 from 5.34% for the three months ended March 31, 2008.

Interest Expense. Interest expense decreased $16,000, or 12.7%, to $106,000 for the three months ended March 31, 2009 from $122,000 for the three months ended March 31, 2008. The decrease in interest expense on interest-bearing deposits was due to a decrease in rates. The average rate paid on interest-bearing deposits decreased 86 basis points to 3.00% for the three months ended March 31, 2009 from 3.86% for the three months ended March 31, 2008. We experienced increases in the average balances of certificates of deposits and decreases in the savings accounts and NOW account categories. There was a $1.4 million, or 10.4%, increase in the average balance of interest-bearing deposits to $14.1 million for the three months ended March 31, 2009 from $12.7 million for the three months ended March 31, 2008.

Provision for Loan Losses. The provision for loan losses is evaluated on a regular basis by our management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The provision for loan losses was $8,000 for the three months ended March 31, 2009 and $-0- for the three months ended March 31, 2008. There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the three months ended March 31, 2009 or 2008.

Recent weakness in economic conditions have had a severe impact on nationwide housing and financial markets, and the financial services industry in general. Continuation of these trends could adversely affect the local housing, construction and banking industries, and weaken the local economy. If borrowers are negatively affected by future adverse economic conditions, our non-performing assets may increase. The allowance for loan losses as a percentage of total loans was 0.28% and 0.22% at March 31, 2009 and December 31, 2008, respectively. We used the same methodology in calculating the provision for loan losses during each of the three months ended March 31, 2009 and March 31, 2008.

Non-interest Income. Non-interest income was $2,000 for the three months ended March 31, 2009 as compared to a nominal amount for the three months ended March 31, 2008. This increase was primarily due to office space leased to others during the three months ended March 31, 2009 that was not leased during the three months ended March 31, 2008.

Non-interest Expense. Non-interest expense increased $90,000 or 68.2% to $221,000 for the three months ended March 31, 2009 from $131,000 for the three months ended March 21, 2008. Compensation and benefits expense increased $20,000 to $105,000 for the three months ended March 31, 2009 from $85,000 for the three months ended March 31, 2008 due to increased staffing and defined benefit plan expense. Audit fees and expenses increased $53,000 to $61,000 for the three months ended March 31, 2009 from $8,000 for the three months ended March 31, 2008 due to increased audit and accounting fees related to being a public company.

Income Tax Expense (Benefit). The credit for income taxes increased by $11,000 to $(16,000) for the three months ended March 31, 2009 from $(5,000) for the three months ended March 31, 2008.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities of securities. In addition, we have the ability to borrow funds from the Federal Home Loan Bank of Des Moines. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Our Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2009.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents and interest-earning deposits in other institutions. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $397,000 and interest-earning deposits in other institutions totaled $5.9 million. Securities classified as a available-for-sale, which provide additional sources of liquidity, totaled $5.3 million at March 31, 2009. On March 31, 2009, we had no outstanding borrowings from the Federal Home Loan Bank of Des Moines. We have the ability to borrow from the Federal Home Loan Bank of Des Moines, although we have not currently established any credit lines.

At March 31, 2009 and December 31, 2008, we had no loan commitments outstanding. In addition, at March 31, 2009 we had unused lines-of-credit totaling $77,000. At December 31, 2008, we had no unused lines-of-credit to borrowers. Certificates of deposit due within one year of March 31, 2009 totaled $6.2 million, or 42.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans, and purchasing interest-earning deposits and securities. During the three months ended March 31, 2009 and 2008, we originated $1.0 million and $1.1 million, respectively, of loans. During the three months ended March 31, 2009 and 2008, we had net (purchases) proceeds of interest-earning deposits totaling $(1.1) million and $875,000, respectively. During those periods, we had net increases in securities of $47,000 and net decreases in securities of $636,000, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net decrease in total deposits of $1.6 million for the three months ended March 31, 2009, and a net decrease in total deposits of $536,000 for the three months ended March 31, 2008. This decrease was due to subscription proceeds held by the Association at December 31, 2008, that were applied to proceeds from common stock issued on January 30, 2009.

The Company is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009 and December 31, 2008, Midwest Federal Savings exceeded all regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will likely be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations are expected to be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting.

There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

St. Joseph Bancorp and Midwest Federal Savings are subject to various legal actions arising in the normal course of business. At March 31, 2009, we were not involved in any legal proceedings, the outcome of which we believe to be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable to a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JOSEPH BANCORP, INC.
Registrant

Date: May 14, 2009	By: /s/ Ralph E. Schank
President and Chief Executive Officer
(Principal Executive and Financial Officer)