Form 10-Q
period 2009-06-30
St. Joseph Bancorp, Inc.
filed 2009-08-14
CIK 1444277

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File Number: 000-53573

St. Joseph Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-3616144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1901 Frederick Avenue, St. Joseph, Missouri	64501
(Address of Principal Executive Offices)	Zip Code

(816) 233-5148
(Registrant’s telephone number, including area code)

None
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorted period that the registrant was required to submit and post such files).
YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

As of August 1, 2009, there were issued and outstanding 376,918 shares of the Registrant’s Common Stock.

St. Joseph Bancorp, Inc.
Quarterly Report on Form 10-Q
For The Three and Six Months Ended
June 30, 2009

Table of Contents

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

Assets
	June 30, 2009	December 31, 2008
	(unaudited)

Cash and due from banks	$219,219	$594,352
Interest-earning deposits in other institutions	4,758,888	4,800,000
Available-for-sale securities	6,255,477	5,284,222
Loans, net of allowance for loan losses of $39,000
at June 30, 2009 and $22,000 at December 31, 2008	11,621,054	10,041,270
Premises and equipment, net	422,488	394,334
Federal Home Loan Bank Stock, at cost	26,200	22,200
Interest receivable	127,619	86,738
Prepaid income taxes	39,215	9,654
Prepaid conversion costs	-	503,109
Other	22,503	61,711

Total assets	$23,492,663	$21,797,590

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Savings, NOW and money market	$3,306,970	$3,086,110
Time	12,033,562	11,003,904
Subscription proceeds	-	2,136,104

Total deposits	15,340,532	16,226,118

Advances from borrowers for taxes and insurance	67,820	12,061
Interest payable	2,705	4,167
Deferred income taxes	14,099	2,815
Other liabilities	58,885	47,020

Total liabilities	15,484,041	16,292,181

Stockholders' Equity
Common stock, $.01 par value, 4,000,000 shares
authorized, 376,918 shares issued and outstanding	37,692	-
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none issued or outstanding	-	-
Additional paid-in capital	2,927,598	-
Unearned ESOP shares	(301,530)	-
Retained earnings	5,262,691	5,428,846
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net
of income taxes	82,171	76,563

Total stockholders' equity	8,008,622	5,505,409

Total liabilities and stockholders' equity	$23,492,663	$21,797,590

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2009 and 2008
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$167,397	$157,816	$328,882	$302,511
Available-for-sale securities	81,465	47,331	153,535	114,606
Interest-earning deposits	6,206	24,022	22,993	39,426
Federal Home Loan Bank dividends	55	1,417	111	3,033

Total interest income	255,123	230,586	505,521	459,576

Interest Expense
Deposits	108,738	105,765	214,758	227,268

Net Interest Income	146,385	124,821	290,763	232,308

Provision for loan losses	9,000	-	17,000	-

Net Interest Income After Provision for Loan Losses	137,385	124,821	273,763	232,308

Non-interest Income
Other	1,158	743	3,339	776

Non-interest Expense
Salaries and employee benefits	102,644	82,937	207,554	167,535
Net occupancy expense	20,037	10,867	42,479	26,925
Deposit insurance premium	8,560	370	9,139	744
Depreciation	2,386	5,216	4,866	6,998
Audit fees and exams	48,883	3,901	109,639	11,679
Franchise and special taxes	5,885	4,066	11,354	7,843
Marketing expense	11,082	5,237	19,683	9,933
Other	43,869	11,958	59,277	24,079

Total non-interest expense	243,346	124,552	463,991	255,736

Income (Loss) Before Income Taxes	(104,803)	1,012	(186,889)	(22,652)

Provision (Credit) for Income Taxes	(4,359)	4,468	(20,734)	(637)

Net Loss	$(100,444)	$(3,456)	$(166,155)	$(22,015)

Basic loss per share	$(0.29)	N/A	$(0.48)	N/A

Basic weighted average shares outstanding	346,765	N/A	346,765	N/A

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2009 and 2008
(unaudited)

	Comprehensive Loss	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, January 1, 2008	$-	$-	$-	$-	$5,499,689	$(17,105)	$5,482,584

Net loss	(22,015)	-	-	-	(22,015)	-	(22,015)

Change in unrealized loss of available-for-sale securities, net of income taxes of ($2,205)	(4,678)	-	-	-	-	(4,678)	(4,678)
	$(26,693)
Balance, June 30, 2008		$-	$-	$-	$5,477,674	$(21,783)	$5,455,891

Balance, January 1, 2009	$-	$-	$-	$-	$5,428,846	$76,563	$5,505,409

Net loss	(166,155)	-	-	-	(166,155)	-	(166,155)

Change in unrealized appreciation of available-for-sale securities, net of income taxes of $2,457	5,608	-	-	-	-	5,608	5,608
	$(160,547)

Net proceeds from issuance of 376,918 shares of common stock		37,692	2,927,598	-	-	-	2,965,290

Acquisition of unearned ESOP shares		-	-	(301,530)	-	-	(301,530)

Balance, June 30, 2009		$37,692	$2,927,598	$(301,530)	$5,262,691	$82,171	$8,008,622

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(unaudited)

	June 30, 2009	June 30, 2008
Operating Activities
Net loss	$(166,155)	$(22,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,279	6,998
Amortization and accretion of securities	2,459	1,993
Provision for loan losses	17,000	-
Gain on disposal of equipment	(300)	-
Deferred income taxes	8,827	8,809
Changes in:
Interest receivable	(40,881)	15,919
Prepaid income taxes	(29,561)	-
Other assets	39,208	9,352
Other liabilities and interest payable	10,403	(25,122)

Net cash used in operating activities	(147,721)	(4,066)

Investing Activities
Net increase in loans	(1,596,192)	(974,028)
Purchases of securities	(1,519,579)	(1,000,000)
Net purchases of interest-earning deposits	41,112	1,150,000
Proceeds from maturities of securities	-	1,500,000
Purchases of Federal Home Loan Bank stock	(4,000)	-
Principal reductions of mortgage backed securities	553,338	402,688
Proceeds from disposal of equipment	300	-
Purchases of property and equipment	(39,433)	(102,551)

Net cash provided by (used in) investment activities	(2,564,454)	976,109

Financing Activities
Net increase in savings, NOW and money market accounts	220,860	158,123
Net increase (decrease) in time deposits	1,029,658	(723,441)
Net increase in prepaid conversion costs	(300,781)	-
Proceeds from issuance of common stock	1,331,546	-
Net increase in advances from borrowers for taxes and insurance	55,759	47,050

Net cash provided by (used in) financing activities	2,337,042	(518,268)

Increase (Decrease) in Cash and Cash Equivalents	(375,133)	453,775

Cash and Cash Equivalents, Beginning of Period	594,352	136,272

Cash and Cash Equivalents, End of Period	$219,219	$590,047

Supplemental Cash Flows Information

Interest paid	$216,220	$227,578

Income taxes paid	$-	$-

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows for the Company.  These adjustments consist only of normal recurring adjustments.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The Company’s Annual Report to shareholders for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

The consolidated financial statements include the accounts of St. Joseph Bancorp, as well as its wholly owned subsidiaries, Midwest Federal Savings and Loan Association, and MFS Financial Services, Inc., an insurance agency, which is currently inactive.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and changes in cash flows, have been made.  Subsequent events were evaluated through August 14, 2009, the date these financial statements were issued.

The conversion has been accounted for in accordance with generally accepted accounting principles.  Accordingly, the condensed consolidated balance sheet as of December 31, 2008, the condensed consolidated statement of operations for the three and six months ended June 30, 2008, and condensed consolidated statement of stockholders’ equity and cash flows for the six months ended June 30, 2008 are presented as results of the Association and its subsidiary.  The condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statement of operations for the three and six months ended June 30, 2009, and condensed consolidated statement of cash flows for the six months ended June 30, 2009 are presented as results of the Company and its subsidiaries.

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

A summary of ESOP shares at June 30, 2009 is as follows:

Shares committed for release	-
Unreleased shares	30,153

Total	30,153

Fair value of unreleased shares	$301,530

NOTE 4 – CURRENT ACCOUNTING DEVELOPMENTS

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instrument, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  The FSP is effective for interim reporting periods ending after June 15, 2009.  The Company adopted the FSP for the quarter ended June 30, 2009.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 4 – CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

In April 2009, the FASB issued Staff Positions No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether an impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the FSP for the second quarter of 2009.

In April 2009, The FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (FSP 157-4).  FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  FSP 157-4 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  FSP 157-4 also requires increased disclosures.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively.  There was no impact on the consolidated financial statements of the Company as a result of the adoption of FSP 157-4 during the second quarter of 2009.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amount is based on the weighted average number of shares outstanding for the period and the net income (loss) applicable to common stockholders.  Loss per share data is not presented for the three or six months ended June 30, 2008, since there were no outstanding shares of common stock until the conversion on January 30, 2009.

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

	Three Months Ended	Six Months Ended
	6/30/09	6/30/09

Net loss	$(100,444)	$(166,155)

Average common shares outstanding	346,765	346,765
Average common share stock options outstanding	-	-
Average diluted common shares	346,765	346,765

Earnings per share:
Basic	(0.29)	(0.48)
Diluted	(0.29)	(0.48)

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 6 – AVAILABLE-FOR-SALE SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
June 30, 2009:

U.S. Government agencies	$3,013,035	$36,898	$3,915	$3,046,018
Municipal securities	205,000	3,299	-	208,299
Mortgage-backed securities	2,933,515	68,170	525	3,001,160

	$6,151,550	$108,367	$4,440	$6,255,477

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

December 31, 2008:

U.S. Government Agencies	$1,999,905	$43,540	$-	$2,043,445
Municipal securities	205,000	813	-	205,813
Mortgage-backed securities	2,987,021	50,959	3,016	3,034,964

	$5,191,926	$95,312	$3,016	$5,284,222

All mortgage-backed securities at June 30, 2009 and December 31, 2008 relate to residential mortgages and were issued by government-sponsored enterprises.

Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 6 – AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government	$513,283	$3,915	$-	$-	$513,283	$3,915

Mortgage-backed securities	$249,475	$525	$-	$-	$249,475	$525

Total temporarily impaired securities	$762,758	$4,440	$-	$-	$762,758	$4,440

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$1,025	$1	$436,464	$3,015	$437,489	$3,016

Total temporarily impaired securities	$1,025	$1	$436,464	$3,015	$437,789	$3,016

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurements.  Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following tables present the balances of assets measured at fair value on a recurring basis by level at June 30, 2009 and December 31, 2008:

Description	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
At June 30, 2009

Available-for-sale securities	$6,255,477	$-	$6,255,477	$-

Assets:
At December 31, 2008

Available-for-sale securities	$5,284,222	$-	$5,284,222	$-

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

The Company had no significant assets measured at fair value on a non-recurring basis at June 30, 2009 or December 31, 2008.

The methods used to estimate the fair value of all other financial instruments were as follows:

Cash and Cash Equivalents, Interest-earning Deposits and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Securities

Fair values equal quoted market prices, if available.  If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits

Deposits include savings accounts, NOW accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest approximates its fair value.

Advances From Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

The following table presents estimated fair values of the Association’s financial instruments in accordance with FAS 107 as amended:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$219,219	$219,219	$594,352	$594,352
Interest-earning deposits	4,758,888	4,758,888	4,800,000	4,800,000
Available-for-sale securities	6,255,477	6,255,477	5,284,222	5,284,222
Loans, net of allowance for loan losses	11,621,054	10,590,880	10,041,270	10,054,233
Federal Home Loan Bank Stock	26,200	26,200	22,200	22,200
Interest receivable	127,619	127,619	86,738	86,738
Financial liabilities
Deposits	15,340,532	15,596,463	16,226,118	16,386,691
Advances from borrowers for taxes andinsurance	67,820	67,820	12,061	12,061
Interest payable	2,705	2,705	4,167	4,167

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provision, growth opportunities, interest rates and deposit growth. Words such as “may,” “could,” “should,” “would,” “will,” ”will likely result,” ”believe,” ”expect,” ”plan,” ”will continue,” ”is anticipated,” ”estimate,” ”intend,” ”project,” and similar expressions are intended to identify these forward-looking statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings than those presently anticipated or projected.

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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2009 have remained unchanged from December 31, 2008.  This policy relates to the allowance for loan losses.  This critical accounting policy is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2008.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets increased $1.7 million, or 7.8%, to $23.5 million at June 30, 2009 from $21.8 million at December 31, 2008.  The increase was primarily the result of an increase in loans and available-for-sale securities.

Net loans receivable increased by $1.6 million, or 15.7%, to $11.6 million at June 30, 2009 from $10.0 million at December 31, 2008. One- to four-family residential real estate loans increased $1.1 million, or 10.9%, to $10.8 million at June 30, 2009 from $9.7 million at December 31, 2008.  Nonresidential property loans increased $616,000 or 616.0%, to $716,000 at June 30, 2009 from $100,000 at December 31, 2008.  Other types of loans decreased $77,000 from December 31, 2008 to June 30, 2009.  The net increase during this period reflected a continued emphasis in growing our loan portfolio in our market area.

Our allowance for loan losses totaled $39,000 at June 30, 2009 and $22,000 at December 31, 2008.  At June 30, 2009, our allowance for loan losses totaled 0.33% of total loans.  Management will continue to monitor the allowance for loan losses as economic conditions and our performance dictate.  Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Available-for-sale securities increased $971,000, or 18.4%, to $6.3 million at June 30, 2009 from $5.3 million at December 31, 2008.  The increase was the result of purchases in the amount of $1,520,000 and an increase of $8,000 in fair value offset by $2,000 in amortization and $553,000 in principal reductions on mortgage back securities.

Deposits decreased $886,000, or 5.5%, to $15.3 million at June 30, 2009 from $16.2 million at December 31, 2008.  This decrease was due to subscription proceeds in the amount of $2.1 million held by the Association at December 31, 2008, that were applied to proceeds from common stock issued January 30, 2009.  This was offset by savings deposits increasing $221,000, or 7.2%, to $3.3 million at June 30, 2009 from $3.1 million at December 31, 2008 and time deposits increasing $1.0 million, or 9.4%, to $12.0 million at June 30, 2009 from $11.0 million at December 31, 2008.

Total stockholders’ equity increased $2.5 million to $8.0 million at June 30, 2009 from $5.5 million at December 31, 2008.  This increase was the result of net proceeds received from the issuance of common stock in the amount of $2.7 million offset by a net loss in the amount of $166,000 for the six months ended June 30, 2009.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and June 30, 2008

General. Net loss increased $144,000 to $(166,000) for the six months ended June 30, 2009 from $(22,000) for the six months ended June 30, 2008.  The primary reasons for the increase were a $208,000 increase in non-interest expense and a $17,000 increase in provision for loan losses offset by interest income increasing $46,000 and interest expense decreasing $12,000, and the credit for income taxes increasing $20,000.

Interest Income. Interest income increased $46,000, or 10.0%, to $506,000 for the six months ended June 30, 2009 from $460,000 for the six months ended June 30, 2008.  The increase in interest income resulted from a $26,000 increase in interest income and fees on loans and a $39,000 increase in interest income on securities offset by a $16,000 decrease in interest income on deposits and a $3,000 decrease in FHLB dividends.

Interest income and fees on loans increased $26,000, or 8.7%, to $329,000 for the six months ended June 30, 2009 from $303,000 for the six months ended June 30, 2008.  The average balance of loans increased $920,000, or 9.4%, to $10.7 million for the six months ended June 30, 2009 from $9.7 million for the six months ended June 30, 2008.  In addition, the average yield decreased to 6.02% for the six months ended June 30, 2009 from 6.22% for the six months ended June 30, 2008.  The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans.

Interest income on available-for-sale securities increased $39,000, or 34.0% to $154,000 for the six months ended June 30, 2009 from $115,000 for the six months ended June 30, 2008.  This increase was due to an increase in the average balance of investment securities to $5.6 million for the six months ended June 30, 2009 from $5.2 million for the six months ended June 30, 2008.  In addition, there was a decrease in the average yield on the securities portfolio to 4.30% for the six months ended June 30, 2009 from 4.40% for the six months ended June 30, 2008.

Interest Expense. Interest expense decreased $12,000, or 5.5%, to $215,000 for the six months ended June 30, 2009 from $227,000 for the six months ended June 30, 2008.  The decrease in interest expense on interest-bearing deposits was due to a decrease in rates.  The average rate paid on interest-bearing deposits decreased 58 basis points to 3.08% for the six months ended June 30, 2009 from 3.66% for the six months ended June 30, 2008.  We experienced increases in the average balances of certificates of deposits, savings accounts and the NOW account categories.  There was a $2.2 million, or 18.1%, increase in the average balance of interest-bearing deposits to $14.6 million for the six months ended June 30, 2009 from $12.4 million for the six months ended June 30, 2008.

Provision for Loan Losses.  The provision for loan losses is evaluated on a regular basis by our management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The provision for loan losses was $17,000 for the six months ended June 30, 2009 and $-0- for the six months ended June 30, 2008.  There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the six months ended June 30, 2009 or 2008.

Recent weakness in economic conditions have had a severe impact on nationwide housing and financial markets, and the financial services industry in general.  Continuation of these trends could adversely affect the local housing, construction and banking industries, and weaken the local economy.  If borrowers are negatively affected by future adverse economic conditions, our non-performing assets may increase.  The allowance for loan losses as a percentage of total loans was 0.33% and 0.22% at June 30, 2009 and December 31, 2008, respectively.  We used the same methodology in calculating the provision for loan losses during each of the six months ended June 30, 2009 and June 30, 2008.

Non-interest Income.  Non-interest income was $3,000 for the six months ended June 30, 2009 as compared to a nominal amount for the six months ended June 30, 2008.  This increase was primarily due to office space leased to others during the six months ended June 30, 2009 that was not leased during the six months ended June 30, 2008.

Non-interest Expense.  Non-interest expense increased $208,000 or 81.4% to $464,000 for the six months ended June 30, 2009 from $256,000 for the six months ended June 30, 2008.  Compensation and benefits expense increased $40,000 to $208,000 for the six months ended June 30, 2009 from $168,000 for the six months ended June 30, 2008 due to increased staffing and defined benefit plan expense.  Audit fees and expenses increased $98,000 to $110,000 for the six months ended June 30, 2009 from $12,000 for the six months ended June 30, 2008 due to increased audit and accounting fees related to being a public company.  Net occupancy expense increased $15,000 to $42,000 for the six months ended June 30, 2009 from $27,000 for the six months ended June 30, 2008 due to increased data processing fees.  Due to a special assessment, deposit insurance premiums increased $8,000 to $9,000 for the six months ended June 30, 2009 from $1,000 for the six months ended June 30, 2008.  Marketing expense increased $10,000 to $20,000 for the six months ended June 30, 2009 from $10,000 for the six months ended June 30, 2008 due to increased advertising and promotional efforts.  Other expense increased $35,000 to $59,000 for the six months ended June 30, 2009 from $24,000 for the six months ended June 30, 2008 primarily due to increased legal fees and office supplies.

Income Tax Expense (Benefit).  The credit for income taxes increased by $20,000 to $(21,000) for the six months ended June 30, 2009 from $(1,000) for the six months ended June 30, 2008.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008

General.  Net loss increased $97,000 to $(100,000) for the three months ended June 30, 2009 from $(3,000) for the three months ended June 30, 2008.  The primary reasons for the decrease were a $118,000 increase in non-interest expense and a $9,000 increase in provision for loan losses partially offset by interest income increasing $24,000 and the credit for income taxes increasing $8,000.

Interest Income.  Interest income increased $24,000, or 10.6%, to $255,000 for the three months ended June 30, 2009 from $231,000 for the three months ended June 30, 2008.  The increase in interest income resulted from a $9,000 increase in interest income and fees on loans and a $34,000 increase in interest income on securities offset by a $18,000 decrease in interest income on deposits and a $1,000 decrease in FHLB dividends.

Interest income and fees on loans increased $9,000, or 6.1%, to $167,000 for the three months ended June 30, 2009 from $158,000 for the three months ended June 30, 2008.  The average balance of loans increased $1.0 million, or 10.3%, to $11.1 million for the three months ended June 30, 2009 from $10.1 million for the three months ended June 30, 2008.  In addition, the average yield decreased to 5.82% for the three months ended June 30, 2009 from 6.21% for the three months ended June 30, 2008.  The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans.

Interest income on available-for-sale securities increased $34,000, or 72.1%, to $81,000 for the three months ended June 30, 2009 from $47,000 for the three months ended June 30, 2008.  This increase was due to an increase in the average balance of investment securities to $6.0 million for the three months ended June 30, 2009 from $5.2 million for the three months ended June 30, 2008.  There was a decrease in the average yield on the securities portfolio to 4.24% for the three months ended June 30, 2009 from 5.44% for the three months ended June 30, 2008.

Interest income on interest-earning deposits decreased $18,000, or 74.2%, to $6,000 for the three months ended June 30, 2009 from $24,000 for the three months ended June 30, 2008.  This decrease was primarily due to a decrease in the average yield on the securities portfolio to 1.96% for the three months ended June 30, 2009 from 7.51% for the three months ended June 30, 2008.

Interest Expense.  Interest expense increased $3,000, or 2.8%, to $109,000 for the three months ended June 30, 2009 from $106,000 for the three months ended June 30, 2008.  The average rate paid on interest-bearing deposits decreased 61 basis points to 2.90% for the three months ended June 30, 2009 from 3.51% for the three months ended June 30, 2008.  We experienced increases in the average balances of certificates of deposits, savings accounts and the NOW account categories.  There was a $3.0 million, or 24.6%, increase in the average balance of interest-bearing deposits to $15.2 million for the three months ended June 30, 2009 from $12.2 million for the three months ended June 30, 2008.

Provision for Loan Losses.  The provision for loan losses was $9,000 for the three months ended June 30, 2009 and $-0- for the three months ended June 30, 2008.  There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the three months ended June 30, 2009 or 2008.

 The allowance for loan losses as a percentage of total loans was 0.33% and 0.18% at June 30, 2009 and June 30, 2008, respectively.  We used the same methodology in calculating the provision for loan losses during each of the three months ended June 30, 2009 and June 30, 2008.

Non-interest Expense.  Non-interest expense increased $118,000, or 95.4%, to $243,000 for the three months ended June 30, 2009 from $125,000 for the three months ended June 30, 2008.  Compensation and benefits expense increased $20,000 to $103,000 for the three months ended June 30, 2009 from $83,000 for the three months ended June 30, 2008 due to increased staffing and defined benefit plan expense.  Audit fees and expenses increased $45,000 to $49,000 for the three months ended June 30, 2009 from $4,000 for the three months ended June 30, 2008 due to increased audit and accounting fees related to being a public company.  Net occupancy expense increased $9,000 to $20,000 for the three months ended June 30, 2009 from $11,000 for the three months ended June 30, 2008 due to increased data processing fees.  Due to a special assessment, deposit insurance premium increased $8,000 to $9,000 for the three months ended June 30, 2009 from $1,000 for the three months ended June 30, 2008.  Marketing expense increased $6,000 to $11,000 for the three months ended June 30, 2009 from $5,000 for the three months ended June 30, 2008 due to increased advertising and promotional efforts.  Other expense increased $32,000 to $44,000 for the three months ended June 30, 2009 from $12,000 for the three months ended June 30, 2008 primarily due to increased legal fees and office supplies.

Income Tax Expense (Benefit).  The provision (credit) for income taxes increased by $8,000 to $(4,000) for the three months ended June 30, 2009 from $4,000 for the three months ended June 30, 2008.

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

Our Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2009.

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

Our most liquid assets are cash and cash equivalents and interest-earning deposits in other institutions.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2009, cash and cash equivalents totaled $219,000 and interest-earning deposits in other institutions totaled $4.8 million.  Securities classified as a available-for-sale, which provide additional sources of liquidity, totaled $6.3 million at June 30, 2009.  On June 30, 2009, we had no outstanding borrowings from the Federal Home Loan Bank of Des Moines.  We have the ability to borrow from the Federal Home Loan Bank of Des Moines, although we have not currently established any credit lines.

At June 30, 2009 and December 31, 2008, we had no loan commitments outstanding.  In addition, at June 30, 2009 we had unused lines-of-credit to borrowers totaling $153,000.  At December 31, 2008, we had no unused lines-of-credit to borrowers.  Certificates of deposit due within one year of June 30, 2009 totaled $7.4 million, or 48.0% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010.  We believe, however, based on past experience, that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans, and purchasing interest-earning deposits and securities.  During the six months ended June 30, 2009 and 2008, we originated $2.6 million and $1.5 million, respectively, of loans.  During the six months ended June 30, 2009 and 2008, we had net proceeds (purchases) of interest-earning deposits totaling $(41,000) and $(1.2 million), respectively.  During those periods, we had net increases in securities of $971,000 and net decreases in securities of $(911,000), respectively.

Financing activities consist primarily of activity in deposit accounts.  We experienced a net decrease in total deposits of $886,000 for the six months ended June 30, 2009, and a net decrease in total deposits of $565,000 for the six months ended June 30, 2008.  The 2009 decrease was due to subscription proceeds held by the Association at December 31, 2008, that were applied to proceeds from common stock issued on January 30, 2009.

The Company is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2009 and December 31, 2008, Midwest Federal Savings exceeded all regulatory capital requirements.  The Company is considered “well capitalized” under regulatory guidelines.

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

St. Joseph Bancorp and Midwest Federal Savings are subject to various legal actions arising in the normal course of business.  At June 30, 2009, we were not involved in any legal proceedings, the outcome of which we believe to be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable to a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 27, 2009 at which time two nominees for director, as set forth in the proxy materials for the meeting, were elected for three year terms by the following vote:

	For	Withheld
George T. Hopkins, III	265,968	0
James L. Rockwell, Jr.	265,968	0

In addition, the stockholders approved the ratification and appointment of BKD, LLP as our independent registered public accounting firm for the year ending December 31, 2009, by the following vote:

Ratification of BKD, LLP
For	265,968
Against	0
Abstentions	0

In addition, the following directors, in addition to those elected at the meeting, continue to serve as directors after the annual meeting of stockholders:  Billy D. Cole, Ralph E. Schank, Kirby O. Brooner and John R. Wray.

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

ST. JOSEPH BANCORP, INC. Registrant

Date: August 14, 2009	By:	/s/ Ralph E. Schank
President and Chief Executive Officer (Principal Executive and Financial Officer)