Form 10-Q
period 2009-09-30
St. Joseph Bancorp, Inc.
filed 2009-11-16
CIK 1444277

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
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
YES ☐   NO ☒

As of November 1, 2009, there were issued and outstanding 376,918 shares of the Registrant’s Common Stock.

St. Joseph Bancorp, Inc.
Quarterly Report on Form 10-Q
For The Three and Nine Months Ended
September 30, 2009

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

Assets
	September 30, 2009	December 31, 2008
	(unaudited)

Cash and due from banks	$78,805	$594,352
Interest-earning deposits in other institutions	5,088,217	4,800,000
Available-for-sale securities	5,460,634	5,284,222
Loans, net of allowance for loan losses of $43,000
at September 30, 2009 and $22,000 at December 31, 2008	12,086,860	10,041,270
Premises and equipment, net	427,299	394,334
Federal Home Loan Bank Stock, at cost	26,200	22,200
Interest receivable	131,246	86,738
Prepaid income taxes	39,215	9,654
Prepaid conversion costs	-	503,109
Other	24,792	61,711

Total assets	$23,363,268	$21,797,590

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Savings, NOW and money market	$3,747,464	$3,086,110
Time	11,461,245	11,003,904
Subscription proceeds	-	2,136,104

Total deposits	15,208,709	16,226,118

Advances from borrowers for taxes and insurance	85,637	12,061
Interest payable	4,485	4,167
Deferred income taxes	26,868	2,815
Other liabilities	78,280	47,020

Total liabilities	15,403,979	16,292,181

Stockholders' Equity
Common stock, $.01 par value, 4,000,000 shares
authorized, 376,918 shares issued and outstanding	3,769	-
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none issued or outstanding	-	-
Additional paid-in capital	2,961,521	-
Unearned ESOP shares	(296,500)	-
Retained earnings	5,189,173	5,428,846
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net
of income taxes	101,326	76,563

Total stockholders' equity	7,959,289	5,505,409

Total liabilities and stockholders' equity	$23,363,268	$21,797,590

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2009 and 2008
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$178,885	$156,499	$507,767	$459,010
Available-for-sale securities	83,916	58,376	237,451	172,982
Interest-earning deposits	4,685	11,039	27,678	50,465
Federal Home Loan Bank dividends	124	1,418	235	4,451

Total interest income	267,610	227,332	773,131	686,908

Interest Expense
Deposits	107,381	104,339	322,139	331,607

Net Interest Income	160,229	122,993	450,992	355,301

Provision for loan losses	4,000	2,000	21,000	2,000

Net Interest Income After Provision for Loan Losses	156,229	120,993	429,992	353,301

Non-interest Income
Other	1,430	2,529	4,769	3,305

Non-interest Expense
Salaries and employee benefits	108,639	87,394	316,193	254,929
Net occupancy expense	19,015	14,878	61,494	41,803
Depreciation	2,458	2,659	7,324	9,657
Legal expense	32,082	900	51,352	2,700
Audit fees and exams	30,911	3,265	140,550	14,944
Franchise and special taxes	5,188	4,369	16,542	12,212
Marketing expense	9,191	6,782	28,874	16,715
Other	16,000	20,499	65,146	43,522

Total non-interest expense	223,484	140,746	687,475	396,482

Loss Before Income Taxes	(65,825)	(17,224)	(252,714)	(39,876)

Provision (Credit) for Income Taxes	7,693	(10,018)	(13,041)	(10,655)

Net Loss	$(73,518)	$(7,206)	$(239,673)	$(29,221)

Basic loss per share	$(0.21)	N/A	$(0.69)	N/A

Basic weighted average shares outstanding	347,016	N/A	346,089	N/A

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2009 and 2008
(unaudited)

						Accumulated
			Additional	Unearned		Other	Total
	Comprehensive	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Loss	Stock	Capital	Shares	Earnings	Income (Loss)	Equity

Balance, January 1, 2008	$-	$-	$-	$-	$5,499,689	$(17,105)	$5,482,584

Net loss	(29,221)	-	-	-	(29,221)	-	(29,221)

Change in unrealized loss of available-
for-sale securities, net of income taxes of
$8,100	24,834	-	-	-	-	24,834	24,834
	$(4,387)
Balance, September 30, 2008		$-	$-	$-	$5,470,468	$7,729	$5,478,197

Balance, January 1, 2009	$-	$-	$-	$-	$5,428,846	$76,563	$5,505,409

Net loss	(239,673)	-	-	-	(239,673)	-	(239,673)

Change in unrealized gain on available-for-sale
securities, net of income taxes of $7,533	24,763	-	-	-	-	24,763	24,763
	$(214,910)

Net proceeds from issuance of 376,918 shares
of common stock		3,769	2,961,521	-	-	-	2,965,290

Acquisition of unearned ESOP shares		-	-	(301,530)	-	-	(301,530)

ESOP shares released		-	-	5,030	-	-	5,030

Balance, September 30, 2009		$3,769	$2,961,521	$(296,500)	$5,189,173	$101,326	$7,959,289

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(unaudited)

	September 30, 2009	September 30, 2008
Operating Activities
Net loss	$(239,673)	$(29,221)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,200	14,229
Amortization and accretion of securities	2,552	228
Provision for loan losses	21,000	2,000
Gain on disposal of equipment	(300)	-
Deferred income taxes	16,520	1,349
Compensation cost on allocated ESOP shares	5,030	-
Changes in:
Interest receivable	(44,508)	22,790
Prepaid income taxes	(29,561)	(10,454)
Other assets	36,919	12,873
Other liabilities and interest payable	31,578	(7,535)

Net cash provided by (used in) operating activities	(184,243)	6,259

Investing Activities
Net increase in loans	(2,065,777)	(1,055,120)
Purchases of securities	(1,519,579)	(1,000,000)
Net purchases of interest-earning deposits	(288,217)	(775,000)
Proceeds from maturities of securities	610,000	1,500,000
Purchases of Federal Home Loan Bank stock	(4,000)	120,300
Principal reductions of mortgage backed securities	762,911	646,689
Proceeds from disposal of equipment	300	-
Purchases of property and equipment	(49,978)	(149,203)

Net cash used in investment activities	(2,554,340)	(712,334)

Financing Activities
Net increase in savings, NOW
and money market accounts	661,354	870,973
Net increase in time deposits	457,341	62,010
Net increase in prepaid conversion costs	(300,781)	(190,206)
Proceeds from issuance of common stock	1,331,546	-
Net increase in advances from borrowers
for taxes and insurance	73,576	57,302

Net cash provided by financing activities	2,223,036	800,079

Increase (Decrease) in Cash and Cash Equivalents	(515,547)	94,004

Cash and Cash Equivalents, Beginning of Period	594,352	230,276

Cash and Cash Equivalents, End of Period	$78,805	$324,280

Supplemental Cash Flows Information

Interest paid	$321,821	$332,720

Income taxes paid	$-	$-

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows for the Company.  These adjustments consist only of normal recurring adjustments.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The Company’s Annual Report to shareholders for the year ended December 31, 2008, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

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

The consolidated financial statements include the accounts of St. Joseph Bancorp, Inc., as well as its wholly owned subsidiaries, Midwest Federal Savings and Loan Association, and MFS Financial Services, Inc., an insurance agency, which is currently inactive.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and changes in cash flows, have been made.  Subsequent events were evaluated through November 16, 2009, the date these financial statements were issued.

The conversion has been accounted for in accordance with generally accepted accounting principles.  Accordingly, the condensed consolidated balance sheet as of December 31, 2008, the condensed consolidated statement of operations for the three and nine months ended September 30, 2008, and the condensed consolidated statement of stockholders’ equity and cash flows for the nine months ended September 30, 2008 are presented as results of the Association and its subsidiary.  The condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statement of operations for the three and nine months ended September 30, 2009, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2009 are presented as results of the Company and its subsidiaries.

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21).  The ESOP borrowed funds from the Company in an amount sufficient to purchase 30,153 shares (approximately 8% of the Common Stock issued in the stock offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association and dividends received by the ESOP, with funds from any contributions on ESOP assets.  Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal.  The loan is expected to be repaid over a period of up to 30 years.  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants.  Participants will vest in their accrued benefits under the employee stock ownership plan at the rate of 20 percent per year.  Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Association.  Forfeitures will be reallocated to remaining plan participants.  Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet.  Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations.  Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest.  ESOP compensation expense was $5,030 and $-0- for the three and nine month periods ended September 30, 2009 and 2008, respectively.

A summary of ESOP shares at September 30, 2009 is as follows:

Shares committed for release	503
Unreleased shares	29,650

Total	30,153

Fair value of unreleased shares	$296,500

NOTE 4 – CURRENT ACCOUNTING DEVELOPMENTS

On June 29, 2009, the FASB issued Accounting Standards Codification (ASC) 105-10 which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  Accounting Standard Updates issued after the effective date of this update will not be considered authoritative in their own right.  Instead, the Accounting Standard Updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification.  After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  The Codification also changes the way that U.S. generally accepted accounting principles is referenced.  ASC 105-10 is effective for interim and annual reporting periods after September 15, 2009 (effective September 30, 2009 for the Company).  There is currently no material impact from the adoption of this update.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 4 – CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

In December 2007, the Financial Accounting Standards Board (FASB) issued ASC 805-10.  The update revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure.  This update is effective for annual periods beginning after December 15, 2008. There is currently no impact from the adoption of ASC 805-10 on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued ASC 825-10-50, ASC 825-10-55 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  These topics are effective for interim reporting periods ending after June 15, 2009.

On April 9, 2009, the FASB issued ASC 320-10-65 which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This update does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009.  There is currently no material impact from the adoption of ASC 320-10-65 on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued ASC 820-10-65 which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This update also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This update is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively.  There is currently no material impact from the adoption of ASC 820-10-65 on the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued ASC 855-10 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued.  The statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the required financial statement disclosures.  In addition, the statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for the date, that is, whether the date represents the date the financial statements were issued or available to be issued.  This update is effective for interim or annual financial periods ending after June 15, 2009. There is currently no material impact from the adoption of ASC 855-10.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amount is based on the weighted average number of shares outstanding for the period and the net income (loss) applicable to common stockholders.  Loss per share data is not presented for the three or nine months ended September 30, 2008, since there were no outstanding shares of common stock until the conversion on January 30, 2009.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 5 – EARNINGS (LOSS) PER SHARE (CONTINUED)

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

	Three Months Ended	Nine Months Ended
	9/30/09	9/30/09

Net loss	$(73,518)	$(239,673)

Average common shares outstanding	347,016	346,849
Average common share stock options outstanding	-	-
Average diluted common shares	347,016	346,849

Earnings per share:
Basic	(0.21)	(0.69)
Diluted	(0.21)	(0.69)

NOTE 6 – AVAILABLE-FOR-SALE SECURITIES

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009:

U.S. Government agencies	$2,514,962	$34,652	$-	$2,549,614
Municipal securities	95,000	2,472	-	97,472
Mortgage-backed securities	2,722,513	91,035	-	2,813,548

	$5,332,475	$128,159	$-	$5,460,634

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2008:

U.S. Government Agencies	$1,999,905	$43,540	$-	$2,043,445
Municipal securities	205,000	813	-	205,813
Mortgage-backed securities	2,987,021	50,959	3,016	3,034,964

	$5,191,926	$95,312	$3,016	$5,284,222

All mortgage-backed securities at September 30, 2009 and December 31, 2008 relate to residential mortgages, and were issued by government-sponsored enterprises.

Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities are temporary.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 6 – AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

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

September 30, 2009
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government	$-	$-	$-	$-	$-	$-

Mortgage-backed securities	$-	$-	$-	$-	$-	$-

Total temporarily impaired securities	$-	$-	$-	$-	$-	$-

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$1,025	$1	$436,464	$3,015	$437,489	$3,016

Total temporarily impaired securities	$1,025	$1	$436,464	$3,015	$437,789	$3,016

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted ASC 820-10 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820-10 was applied prospectively as of the beginning of 2008.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:
Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.  A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

The following tables present the balances of assets measured at fair value on a recurring basis by level at September 30, 2009 and December 31, 2008:

Description	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: At September 30, 2009

Available-for-sale securities	$5,460,634	$-	$5,460,634	$-

Assets: At December 31, 2008

Available-for-sale securities	$5,284,222	$-	$5,284,222	$-

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

The Company had no significant assets measured at fair value on a non-recurring basis at September 30, 2009 or December 31, 2008.

The methods used to estimate the fair value of all other financial instruments were as follows:

Cash and Due From Banks, Interest-earning Deposits and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Loans and Interest Receivable
The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits and Interest Payable

Deposits include savings accounts, NOW accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.  The carrying amount of interest payable approximates its fair value.

Advances From Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

The following table presents estimated fair values of the Association’s financial instruments in accordance with accounting principles generally accepted in the United States of America:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$78,805	$78,805	$594,352	$594,352
Interest-earning deposits	5,088,217	5,088,217	4,800,000	4,800,000
Available-for-sale securities	5,460,634	5,460,634	5,284,222	5,284,222
Loans, net of allowance for loan losses	12,086,860	12,210,598	10,041,270	10,054,233
Federal Home Loan Bank Stock	26,200	26,200	22,200	22,200
Interest receivable	131,246	131,246	86,738	86,738
Financial liabilities
Deposits	15,208,709	15,445,001	16,226,118	16,386,691
Advances from borrowers for taxes and insurance	85,637	85,637	12,061	12,061
Interest payable	4,485	4,485	4,167	4,167

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policy comprises those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  This policy requires numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations, which may significantly affect our reported results and financial condition for the period or in future periods.

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of September 30, 2009 have remained unchanged from December 31, 2008.  This policy relates to the allowance for loan losses.  This critical accounting policy is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2008.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets increased $1.6 million, or 7.2%, to $23.4 million at September 30, 2009 from $21.8 million at December 31, 2008.  The increase was primarily the result of an increase in loans.

Net loans receivable increased by $2.1 million, or 20.4%, to $12.1 million at September 30, 2009 from $10.0 million at December 31, 2008. One- to four-family residential real estate loans increased $1.5 million, or 15.1%, to $11.2 million at September 30, 2009 from $9.7 million at December 31, 2008.  Nonresidential property loans increased $600,000 or 600.0%, to $700,000 at September 30, 2009 from $100,000 at December 31, 2008.  Other types of loans increased $20,000 from December 31, 2008 to September 30, 2009.  The net increase during this period reflected a continued emphasis in growing our loan portfolio in our market area.

Our allowance for loan losses totaled $43,000 at September 30, 2009 and $22,000 at December 31, 2008.  At September, 2009, our allowance for loan losses totaled 0.35% of total loans.  Management will continue to monitor the allowance for loan losses as economic conditions and our performance dictate.  Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Available-for-sale securities increased $176,000, or 3.3%, to $5.5 million at September 30, 2009 from $5.3 million at December 31, 2008.  The increase was the result of purchases in the amount of $1,520,000 and an increase of $32,000 in fair value offset by $3,000 in amortization and $763,000 in principal reductions on mortgage back securities.

Deposits decreased $1.0 million, or 6.3%, to $15.2 million at September 30, 2009 from $16.2 million at December 31, 2008.  This decrease was due to subscription proceeds in the amount of $2.1 million held by the Association at December 31, 2008, that were applied to proceeds from common stock issued January 30, 2009.  This was offset by savings, NOW, and money market deposits increasing $661,000, or 21.4%, to $3.7 million at September 30, 2009 from $3.1 million at December 31, 2008 and time deposits increasing $457,000, or 4.2%, to $11.5 million at September 30, 2009 from $11.0 million at December 31, 2008.

Total stockholders’ equity increased $2.5 million to $8.0 million at September 30, 2009 from $5.5 million at December 31, 2008.  This increase was the result of net proceeds received from the issuance of common stock in the amount of $2.7 million offset by a net loss in the amount of $240,000 for the nine months ended September 30, 2009.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and September 30, 2008

General. Net loss increased $211,000 to $(240,000) for the nine months ended September 30, 2009 from $(29,000) for the nine months ended September 30, 2008.  The primary reasons for the increase were a $291,000 increase in non-interest expense and a $19,000 increase in provision for loan losses, offset by interest income increasing $86,000 and interest expense decreasing $10,000, and the credit for income taxes increasing $2,000.

Interest Income. Interest income increased $86,000, or 12.6%, to $773,000 for the nine months ended September 30, 2009 from $687,000 for the nine months ended September 30, 2008.  The increase in interest income resulted from a $49,000 increase in interest income and fees on loans, and a $64,000 increase in interest income on securities offset by a $23,000 decrease in interest income on deposits, and a $4,000 decrease in FHLB dividends.

Interest income and fees on loans increased $49,000, or 10.6%, to $508,000 for the nine months ended September 30, 2009 from $459,000 for the nine months ended September 30, 2008.  The average balance of loans increased $1.3 million, or 12.5%, to $11.1 million for the nine months ended September 30, 2009 from $9.8 million for the nine months ended September 30, 2008.  In addition, the average yield decreased to 6.12% for the nine months ended September 30, 2009 from 6.23% for the nine months ended September 30, 2008.  The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans.

Interest income on available-for-sale securities increased $64,000, or 37.3% to $237,000 for the nine months ended September 30, 2009 from $173,000 for the nine months ended September 30, 2008.  This increase was due to an increase in the average balance of investment securities to $5.8 million for the nine months ended September 30, 2009 from $5.0 million for the nine months ended September 30, 2008.  In addition, there was a decrease in the average yield on the securities portfolio to 4.23% for the nine months ended September 30, 2009 from 4.62% for the nine months ended September 30, 2008.

Interest Expense. Interest expense decreased $10,000, or 2.9%, to $322,000 for the nine months ended September 30, 2009 from $332,000 for the nine months ended September 30, 2008.  The decrease in interest expense on interest-bearing deposits was due to a decrease in rates.  The average rate paid on interest-bearing deposits decreased 62 basis points to 2.91% for the nine months ended September 30, 2009 from 3.53% for the nine months ended September 30, 2008.  We experienced increases in the average balances of certificates of deposits, savings accounts and the NOW account categories.  There was a $2.3 million, or 18.1%, increase in the average balance of interest-bearing deposits to $14.9 million for the nine months ended September 30, 2009 from $12.6 million for the nine months ended September 30, 2008.

Provision for Loan Losses.  The provision for loan losses is evaluated on a regular basis by our management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The provision for loan losses was $21,000 for the nine months ended September 30, 2009 and $2,000 for the nine months ended September 30, 2008.  There were no non-performing loans, loans delinquent 60 days or more, charge-offs, or recoveries during the nine months ended September 30, 2009 or 2008.

Recent weakness in economic conditions have had a severe impact on nationwide housing and financial markets, and the financial services industry in general.  Continuation of these trends could adversely affect the local housing, construction and banking industries, and weaken the local economy.  If borrowers are negatively affected by future adverse economic conditions, our non-performing assets may increase.  The allowance for loan losses as a percentage of total loans was 0.35% and 0.22% at September 30, 2009 and December 31, 2008, respectively.  We used the same methodology in calculating the provision for loan losses during each of the nine months ended September 30, 2009 and September 30, 2008.

Non-interest Income.  Non-interest income was $5,000 for the nine months ended September 30, 2009 as compared to $3,000 for the nine months ended September 30, 2008.  This increase was primarily due to office space leased to others during the nine months ended September 30, 2009 that was not leased during the nine months ended September 30, 2008.

Non-interest Expense.  Non-interest expense increased $291,000 or 73.4% to $687,000 for the nine months ended September 30, 2009 from $396,000 for the nine months ended September 30, 2008.  Compensation and benefits expense increased $61,000 to $316,000 for the nine months ended September 30, 2009 from $255,000 for the nine months ended September 30, 2008 due to increased staffing and defined benefit plan expense.  Net occupancy expense increased $19,000 to $61,000 for the nine months ended September 30, 2009 from $42,000 for the nine months ended September 30, 2008 due to increased data processing fees.  Audit fees and expenses increased $126,000 to $141,000 for the nine months ended September 30, 2009 from $15,000 for the nine months ended September 30, 2008 due to increased audit and accounting fees related to being a public company.  Marketing expense increased $12,000 to $29,000 for the nine months ended September 30, 2009 from $17,000 for the nine months ended September 30, 2008 due to increased advertising and promotional efforts.  Legal expense increased $48,000 to $51,000 for the nine months ended September 30, 2009 from $3,000 for the nine months ended September 30, 2008 due to fees related to being a public company.  Other expense increased $21,000 to $65,000 for the nine months ended June September 30, 2009 from $44,000 for the nine months ended September 30, 2008 primarily due to increased office supplies.

Income Tax Expense (Benefit).  The credit for income taxes increased by $2,000 to $(13,000) for the nine months ended September 30, 2009 from $(11,000) for the nine months ended September 30, 2008. The credit for income taxes for the nine months ended September 30, 2009 was reduced due to the creation of a valuation allowance for the net operating loss carryforward.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and September 30, 2008

General.  Net loss increased $67,000 to $(74,000) for the three months ended September 30, 2009 from $(7,000) for the three months ended September 30, 2008.  The primary reasons for the decrease were a $82,000 increase in non-interest expense, a $18,000 increase in the provision for income taxes, a $3,000 increase in interest expense, and a $2,000 increase in provision for loan losses partially offset by interest income increasing $41,000.

Interest Income.  Interest income increased $41,000, or 17.7%, to $268,000 for the three months ended September 30, 2009 from $227,000 for the three months ended September 30, 2008.  The increase in interest income resulted from a $22,000 increase in interest income and fees on loans and a $26,000 increase in interest income on securities offset by a $6,000 decrease in interest income on deposits and a $1,000 decrease in FHLB dividends.

Interest income and fees on loans increased $22,000, or 14.3%, to $179,000 for the three months ended September 30, 2009 from $157,000 for the three months ended September 30, 2008.  The average balance of loans increased $1.8 million, or 18.4%, to $11.8 million for the three months ended September 30, 2009 from $10.0 million for the three months ended September 30, 2008.  In addition, the average yield decreased to 6.05% for the three months ended September 30, 2009 from 6.24% for the three months ended September 30, 2008.  The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans.

Interest income on available-for-sale securities increased $26,000, or 43.8%, to $84,000 for the three months ended September 30, 2009 from $58,000 for the three months ended September 30, 2008.  This increase was due to an increase in the average balance of investment securities to $6.0 million for the three months ended September 30, 2009 from $4.9 million for the three months ended September 30, 2008.  There was an increase in the average yield on the securities portfolio to 4.24% for the three months ended September 30, 2009 from 2.92% for the three months ended September 30, 2008.

Interest income on interest-earning deposits decreased $6,000, or 57.6%, to $5,000 for the three months ended September 30, 2009 from $11,000 for the three months ended September 30, 2008.  This decrease was primarily due to a decrease in the average yield on interest-earning deposits to 2.08% for the three months ended September 30, 2009 from 4.68% for the three months ended September 30, 2008.

Interest Expense.  Interest expense increased $3,000, or 2.9%, to $107,000 for the three months ended September 30, 2009 from $104,000 for the three months ended September 30, 2008.  The average rate paid on interest-bearing deposits decreased 41 basis points to 2.81% for the three months ended September 30, 2009 from 3.22% for the three months ended September 30, 2008.  We experienced increases in the average balances of certificates of deposits, savings accounts and the NOW account categories.  There was a $2.4 million, or 18.1%, increase in the average balance of interest-bearing deposits to $15.4 million for the three months ended September 30, 2009 from $13.0 million for the three months ended September 30, 2008.

Provision for Loan Losses.  The provision for loan losses was $4,000 for the three months ended September 30, 2009 and $2,000 for the three months ended September 30, 2008.  There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the three months ended September 30, 2009 or 2008.

 The allowance for loan losses as a percentage of total loans was 0.35% and 0.20% at September 30, 2009 and September 30, 2008, respectively.  We used the same methodology in calculating the provision for loan losses during each of the three months ended September 30, 2009 and September 30, 2008.

Non-interest Expense.  Non-interest expense increased $82,000, or 58.8%, to $223,000 for the three months ended September 30, 2009 from $141,000 for the three months ended September 30, 2008.  Compensation and benefits expense increased $22,000 to $109,000 for the three months ended September 30, 2009 from $87,000 for the three months ended September 30, 2008 due to increased staffing and defined benefit plan expense.  Net occupancy expense increased $4,000 to $19,000 for the three months ended September 30, 2009 from $15,000 for the three months ended September 30, 2008 due to increased data processing fees.  Audit fees and expenses increased $28,000 to $31,000 for the three months ended September 30, 2009 from $3,000 for the three months ended September 30, 2008 due to increased audit and accounting fees related to being a public company.  Marketing expense increased $2,000 to $9,000 for the three months ended September 30, 2009 from $7,000 for the three months ended September 30, 2008 due to increased advertising and promotional efforts.  Legal expense increased $31,000 to $32,000 for the three months ended September 30, 2009 from $1,000 for the three months ended September 30, 2008 due to fees related to being a public company.  Other expense decreased $4,000 to $16,000 for the three months ended September 30, 2009 from $20,000 for the three months ended September 30, 2008 primarily due to decreased office supplies.

Income Tax Expense (Benefit).  The provision (credit) for income taxes amounted to $8,000 for the three months ended September 30, 2009 compared to $(10,000) for the three months ended September 30, 2008.  The provision for income taxes of $8,000 for the three months ended September 30, 2009 was primarily due to the creation of a valuation allowance for the net operating loss carryforward.

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

Our Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2009.

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

Our most liquid assets are cash and cash equivalents and interest-earning deposits in other institutions.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $79,000 and interest-earning deposits in other institutions totaled $5.1 million.  Securities classified as a available-for-sale, which provide additional sources of liquidity, totaled $5.5 million at September 30, 2009.  On September 30, 2009, we had no outstanding borrowings from the Federal Home Loan Bank of Des Moines.  We have the ability to borrow from the Federal Home Loan Bank of Des Moines, although we have not currently established any credit lines.

At September 30, 2009 and December 31, 2008, we had no loan commitments outstanding.  In addition, at September 30, 2009 we had unused lines-of-credit to borrowers totaling $351,000.  At December 31, 2008, we had no unused lines-of-credit to borrowers.  Certificates of deposit due within one year of September 30, 2009 totaled $7.1 million, or 46.6% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010.  We believe, however, based on past experience, that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans, and purchasing interest-earning deposits and securities.  During the nine months ended September 30, 2009 and 2008, we originated $3.1 million and $1.9 million, respectively, of loans.  During the nine months ended September 30, 2009 and 2008, we had net purchases of interest-earning deposits totaling $288,000 and $775,000, respectively.  During those periods, we had net increases in securities of $176,000 and net decreases in securities of $(911,000), respectively.

Financing activities consist primarily of activity in deposit accounts.  We experienced a net decrease in total deposits of $1.0 million for the nine months ended September 30, 2009, and a net decrease in total deposits of $1.1 million for the nine months ended September 30, 2008.  The 2009 decrease was primarily due to subscription proceeds held by the Association at December 31, 2008, that were applied to proceeds from common stock issued on January 30, 2009.

The Company is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2009 and December 31, 2008, Midwest Federal Savings exceeded all regulatory capital requirements.  The Company is considered “well capitalized” under regulatory guidelines.

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

St. Joseph Bancorp and Midwest Federal Savings are subject to various legal actions arising in the normal course of business.  At September 30, 2009, we were not involved in any legal proceedings, the outcome of which we believe to be material to our financial condition or results of operations.

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

ST. JOSEPH BANCORP, INC.
Registrant

Date: November 16, 2009	By: /s/ Ralph E. Schank
President and Chief Executive Officer
(Principal Executive and Financial Officer)