Form 10-K
period 2009-12-31
St. Joseph Bancorp, Inc.
filed 2010-03-31
CIK 1444277

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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

As of March 30, 2010, there were issued and outstanding 376,918 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009 was $3,035,720.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Portions of Annual Report to Stockholders (Parts II and IV)
2.           Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III)

St. Joseph Bancorp, Inc.
Annual Report on Form 10-K
For The Year Ended
December 31, 2009

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

ITEM 1.             Business

St. Joseph Bancorp, Inc.

St. Joseph Bancorp, Inc. (“St. Joseph Bancorp” or the “Company”) is incorporated in the State of Maryland.  We have not engaged in any business to date, other than owning all of the issued and outstanding stock of Midwest Federal Savings and Loan Association of St. Joseph (“Midwest Federal Savings”), a federally chartered savings association that converted to a stock savings association in connection with our initial public offering of common stock in January 2009.  In the future, St. Joseph Bancorp, Inc., as the holding company of Midwest Federal Savings, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies.  See “—Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies.  We currently have no understandings or agreements to acquire other financial institutions.  We may also borrow funds for reinvestment in Midwest Federal Savings.

We completed our initial public offering of common stock on January 30, 2009. In that offering, St. Joseph Bancorp, Inc. sold 376,918 shares of common stock at $10.00 per share. After offering expenses of $804,000 attributable to the offering, net proceeds excluding ESOP loan amounted to $3.0 million.  St. Joseph Bancorp, Inc. contributed $1.5 million of the net proceeds of the offering to Midwest Federal Savings.

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

Midwest Federal Savings and Loan Association of St. Joseph

Midwest Federal Savings and Loan Association of St. Joseph is a federally chartered savings and loan association located in St. Joseph, Missouri.  Midwest Federal Savings is a community-oriented savings association with total assets of $23.2 million, net loans of $12.8 million, total deposits of $15.3 million and total equity of $6.8 million at December 31, 2009.  Midwest Federal Savings provides financial services to individuals, families and businesses through its main office in St. Joseph, Missouri.

Midwest Federal Savings’ business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans.  At December 31, 2009, one- to four-family residential mortgage loans totaled $11.6 million, or 89.9% of our loan portfolio.  We also invest in various investment securities.  Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loans and other assets and our cost of funds, which consists of the interest we pay on deposits.

Midwest Federal Savings offers a variety of deposit accounts, including savings accounts, NOW accounts and certificates of deposit.

We intend to expand and diversify our lending programs to include commercial real estate loans, construction loans and a variety of consumer loans.  We have implemented a program to originate adjustable rate residential mortgages, as well as a Home Equity Line of Credit program, both of which were introduced in the first quarter of 2009.  We intend to expand our banking franchise by opening a branch office in St. Joseph, Missouri in 2010.

Midwest Federal Savings’ executive offices are located at 1901 Frederick Avenue, St. Joseph, Missouri 64501.  Its telephone number is (816) 233-5148.

Market Area

Midwest Federal Savings primarily serves communities located in Buchanan and Andrew Counties in Missouri from its main office in St. Joseph.  St. Joseph is the largest city in Northwest Missouri and is located near the Missouri/Kansas border approximately 35 miles north of Kansas City.  St. Joseph serves as the county seat for Buchanan County.  St. Joseph has a diversified economy with major employers in the fields of education, health and social services, healthcare, animal pharmaceuticals, and retail trade. The largest employers in St. Joseph are Heartland Health, Triumph Foods and the St. Joseph School District.  Andrew County is primarily an agricultural county with livestock, grain and fruit farms.

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

Lending Activities

Our principal lending activity is the origination of fixed-rate, one- to four-family residential loans with terms of up to 30 years.  To a lesser extent, we also originate construction/permanent loans to individuals for the construction and permanent financing of one- to four-family dwellings, second mortgage loans and deposit account loans.  We retain in our portfolio all loans that we originate.  Although our lending policies permit the origination of commercial real estate loans, commercial business loans and other types of consumer loans, our loan portfolio has generally not included such loans in recent years.  At December 31, 2009, one- to four-family residential mortgage loans totaled $11.6 million, or 89.9% of our loan portfolio, commercial real estate loans totaled $884,000, or 6.9% of our loan portfolio, real estate construction loans totaled $200,000, or 1.6% of our loan portfolio, and other loans totaled $215,000, or 1.7% of our loan portfolio.  At that date, second mortgage loans, which are included in the one- to four-family residential mortgage loan category, totaled $208,000, or 1.6% of our loan portfolio.

Our lending activities have increased significantly in recent years since Ralph E. Schank was hired in May 2005.  For several years prior to that date, Midwest Federal Savings was not very active in the real estate lending market, but under a new business strategy and with Mr. Schank joining our management team in 2005, Midwest Federal Savings has more actively pursued lending activities.  As a result, we have grown our loan portfolio from $3.3 million at June 30, 2004 to $12.9 million at December 31, 2009.

In accordance with our business plan adopted in connection with the conversion, we plan to implement a program to continue to expand and diversify our loan portfolio.  Specifically, in addition to our continuing emphasis on one- to four-family residential lending, we intend to diversify our loan portfolio by focusing on the origination of commercial real estate loans, which we expect will represent an increasing portion of our loan portfolio in future years.  In addition, we intend to increase our originations of construction, second mortgage loans, and home equity lines of credit.  To a lesser extent, we intend to originate other types of consumer loans, such as automobile, boat and recreational vehicle loans.  We also began to originate adjustable-rate residential mortgage loans in 2009.  In October 2008 we hired a commercial loan officer.  In addition, in conjunction with our expanded lending activities, we expect to hire additional staff.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate:
One- to four-family (1)	$11,595	89.92%	$9,739	96.74%
Commercial	884	6.86%	300	2.98%
Construction	200	1.55%	—	—%
Total real estate	12,679	98.33%	10,039	99.72%

Consumer and other loans:
Home equity line-of-credit	47	0.36%	—	—%
Other	169	1.31%	28	0.28%
Total consumer and other loans	216	1.67%	28	0.28%

Total loans	12,895	100.00%	10,067	100.00%

Premiums and net deferred loan costs	3		4
Loans in process	—		—
Allowance for loan losses	64		22
Total loans, net	$12,828		$10,041

(1) Includes second mortgage loans.

Loan Portfolio Maturities and Yields.  The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates.  Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family (2)		Commercial		Consumer (1)		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due During the Years Ending December 31,
2010	$201	6.24%	$—	0.00%	$61	3.68%	$262	5.64%
2011	10	6.52%	—	0.00%	3	7.25%	13	6.65%
2012	78	5.70%	—	9.00%	14	6.32%	92	6.32%
2013 to 2014	—	0.00%	—	0.00%	66	5.63%	66	5.67%
2015 to 2019	710	5.99%	30	6.25%	25	7.25%	765	6.04%
2020 to 2024	2,400	5.55%	587	5.66%	—	1.00%	2,987	5.57%
2025 and beyond	8,443	5.84%	267	6.46%	—	1.00%	8,710	5.86%

Total	$11,842	6.18%	$884	5.92%	$169	5.25%	$12,895	5.80%

(1)      Includes loans on deposit accounts.
(2)      Includes construction and home equity line-of-credit loans.

The following table sets forth the dollar amount of all fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)

Real Estate:
One- to four-family	$10,595	$1,046	$11,641
Commercial	98	786	884
Total real estate loans	10,693	1,832	12,525

Consumer and other loans:
Commercial	—	—	—
Other	83	25	108
Total consumer and other loans	83	25	108

Total loans	10,776	1,857	12,633

Premiums and net deferred loan costs	3	—	3
Allowance for loan losses	41	23	64
Total loans, net	$10,732	$1,834	$12,566

One- to Four-Family Residential Mortgage Loans.  Our primary lending activity consists of the origination of first mortgage loans secured by one- to four-family residential property located in our market area.  Most of the one- to four-family mortgage loans that we originate are secured by owner-occupied residences, although a portion is secured by investor-owned, non-owner occupied residences.  Loans are generated through Midwest Federal Savings’ existing customers and referrals, real estate brokers and other marketing efforts.  Midwest Federal Savings generally has limited its real estate loan originations to the financing of properties located within its market area and has not made out-of-state loans.  At December 31, 2009, $11.6 million, or 89.9% of our loan portfolio, consisted of one- to four-family residential mortgage loans.

Our residential mortgage loans generally have terms of 15, 20 or 30 years.  Traditionally, we have offered only fixed-rate residential loans.  However, as part of our business plan, we have implemented a program to originate adjustable-rate residential mortgage loans.  Our adjustable rate mortgages are originated with an initial fixed rate period of 3, 5 or 7 years.  Thereafter they adjust annually amortizing up to 30 years from the date of origination.  All of the loans we originate are retained in our portfolio for long-term investment.  We have not sold loans in the secondary mortgage market, and our loans generally are not underwritten for resale in the secondary mortgage market.  Our fixed-rate mortgage loans amortize monthly with principal and interest due each month.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

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

Our second mortgage loans are secured by second mortgages on owner-occupied, one- to four-family residences.  Second mortgage loans are generally offered with fixed interest rates and with terms of up to 15 years.  We generally offer second mortgage loans with a maximum loan to value ratio of 90% (including senior liens on the collateral property).  All of the second mortgage loans in our portfolio are junior to our own first mortgages, and are included as one- to four-family real estate loans in the financial schedules in this prospectus.  In 2009, consistent with our business plan, we began originating home equity lines of credit, which totaled $49,000 at December 31, 2009.

The underwriting standards for second mortgage loans include a title review, a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  At December 31, 2009, our largest second mortgage loan had an outstanding balance of $43,000, and was performing in accordance with its terms.

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

We generally limit the maximum loan to value ratio to 80% of the lesser of the appraised value or the purchase price of the property securing the loan, although we will occasionally originate loans with a loan to value ratio up to 90% of the appraised value or purchase price of the property.  As of December 31, 2009, approximately $1.5 million, or 11.8%, of our total loans had loan to value ratios in excess of 80%.  At the time of their origination, approximately 16.0% of our total loans exceeded a loan to value ratio of 80%.

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

Residential Construction Loans.  On a limited basis, we originate residential construction loans to individuals for the construction and permanent financing of their personal residence.  Our origination of construction/permanent loans has been minimal during recent years, and at December 31, 2009 we had outstanding balances of $200,000, or 1.5% of our loan portfolio.  Our business plan adopted in connection with the conversion contemplates an expansion of our construction loan activity.

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

Commercial Real Estate Lending.  Our loan policies permit the origination of loans secured by commercial real estate including multi-family dwellings.  Prior to 2009, our loan portfolio has not included significant numbers of such loans.  At December 31, 2009, commercial real estate loans totaled $884,000 or 6.9% of our loan portfolio.  We intend to expand the origination of commercial real estate loans and we expect that such loans will represent a significant portion of our loan portfolio in the future.

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

Consumer Loans.  We are authorized to make loans for a variety of personal and consumer purposes.  Currently, our consumer loans consist of deposit account loans, home equity lines of credit, and other loans.  At December 31, 2009, consumer loans totaled $216,000, or 1.7% of total loans.  We intend to expand our consumer loan activities in the future.  Our loans secured by deposit accounts at Midwest Federal Savings are generally made at an interest rate that is 2.0% above the account rate for up to 100% of the account balance and for a term through the next maturity date.

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

Commercial Business Loans. We generally have not offered commercial business loans.  At December 31, 2009, we had no commercial business loans in our portfolio.  Going forward, we will consider originating commercial business loans on a limited basis.  We may make secured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes.

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

The following table shows our loan origination, sale and principal repayment activity during the periods indicated.

	Year Ended December 31,
	2009	2008
	(In thousands)

Total loans at beginning of period	$10,067	$9,024
Loans originated:
Real estate:
One- to four-family	3,324	2,359
Home equity line-of-credit	127	—
Commercial	675	100
Construction	200	145
Consumer and other loans:
Commercial	—	175
Other	261	167
Total loans originated		2,946
Loans purchased	4,587	—
Deduct:
Principal repayments	1,759	1,903
Loan sales	—	—
Other repayments	—	—
Net loan activity	2,828	1,043
Total loans at end of period	$12,895	$10,067

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation generally, with certain exceptions, to 15% of our unimpaired capital and reserves.  At December 31, 2009, our regulatory limit on loans to one borrower was $1,017,000. At that date, our largest lending relationship was $523,000 and was secured by five residential real estate properties located in our primary market area.  As a result of the conversion, our regulatory loans to one borrower limit has increased.

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

At December 31,
	2009	2008
(Dollars in thousands)

Non-accrual loans:
Real estate:
One- to four-family	$—	$—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans	—	—
Total non-accrual loans	—	—

Loans delinquent 90 days or more and still accruing:
One- to four-family	—	—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans		—
Total non-performing loans	—	—

Foreclosed assets	—	—

Total non-performing assets	$—	$—

Ratios:
Non-performing loans to total loans	—%	—%
Non-performing assets to total assets	—%	—%

At December 31, 2009, Midwest Federal Savings had no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

On the basis of our review of our assets, we had classified or held as special mention the following assets as of the date indicated:

At December 31,
	2009	2008
(In thousands)

Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Special Mention	—	—
Total classified and special mention assets	$—	$—

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the dates indicated.

Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
(Dollars in thousands)

At December 31, 2009
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

Foreclosed and Repossessed Assets.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold.  When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  Holding costs and declines in estimated fair market value result in charges to expense after acquisition.  At December 31, 2009, we had no foreclosed real estate and no repossessed assets.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2009, we had no assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2009, we had no classified assets.

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

The allowance generally consists of specific and general components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  At December 31, 2009 and 2008, no specific components were allocated as we had no classified assets.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

At or For the Years Ended December 31,
	2009	2008
(Dollars in thousands)

Balance at beginning of period	$22	$18

Charge-offs:
Real estate:
One- to four-family	—	—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans
Total charge-offs	—	—

Recoveries:
Real estate:
One- to four-family	—	—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans	—	—
Total recoveries	—	—

Net (charge-offs) recoveries	—	—
Provision for loan losses	42	4

Balance at end of year	$64	$22

Ratios:
Net charge-offs to average loans outstanding (annualized)	—%	—%
Allowance for loan losses to non-performing loans at end of period	—	—
Allowance for loan losses to total loans at end of period	0.49%	0.22%

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

	At December 31,
	2009			2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	$41	$11,595	89.92%	$20	$9,739	96.74%
Commercial	8	884	6.86%	—	100	0.99%
Construction	11	200	1.55%	—	—	0.00%
Total real estate	60	12,679	98.33%	20	9,839	97.73%

Consumer and other:
Home equity line-of-credit	1	47	0.36%	—		0.00%
Commercial	—	—	0.00%	2	200	1.99%
Other	3	169	1.31%	—	28	0.28%
Total consumer and other	4	216	1.67%	2	228	2.27%

Total loans	$64	$12,895	100.00%	$22	$10,067	100.00%

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

FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) 320-10 requires that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent.  Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio.  Establishing a trading portfolio would require specific authorization by our Board of Directors.

At December 31, 2009, our available for sale investment portfolio totaled $4.3 million, or 18.3% of total assets.  We also held $4.2 million in interest-bearing deposits in other institutions and $26,000 in Federal Home Loan Bank of Des Moines stock at December 31, 2009.  Our available for sale investment portfolio at December 31, 2009, at amortized cost, consisted of $2.0 million in United States Government and federal agency obligations, $2.1 million of mortgage-backed securities, and $95,000 in municipal obligations.

United States Government and Federal Agency Obligations.  While United States Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.  At December 31, 2009, our United States government and federal agency obligations consisted of three fixed-rate FHLB Bonds, two fixed-rate Freddie Mac Notes, a “step-up” security issued by Fannie Mae, and a debenture security issued by Fannie Mae.  A “step-up” security requires the issuer to pay increased interest rates in the future according to pre-determined schedules.

Mortgage-Backed Securities.  We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We have not purchased privately-issued mortgage-backed securities.  We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.  At December 31, 2009, our mortgage-backed securities consisted primarily of mortgage pass-through certificates issued by Freddie Mac.

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

Investment Securities Portfolio.  The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities available for sale:
U.S. Government and federal agency obligations	$2,014	$2,036	$2,000	$2,043
Municipal securities	95	97	205	206
Mortgage-backed	2,059	2,127	2,987	3,035
Total securities available for sale	$4,168	$4,260	$5,192	$5,284

Investment Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
U.S. Government and federal agency obligations	$—	—%	$1,514	3.92%	$500	3.31%	$—	—%	$2,014	$2,036	3.77%
Municipal securities	95	4.68%	—	—%	—	—%	—	—%	95	97	4.68%
Mortgage-backed securities	272	3.62%	692	4.30%	1,095	7.44%	—	—%	2,059	2,127	5.80%
Total	$367	3.89%	$2,206	4.04%	$1,595	6.15%	$—	—%	$4,168	$4,260	4.83%

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

At December 31, 2009, we had a total of $11.2 million in certificates of deposit, of which $5.5 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.  The deposits classified as restricted represent the subscription funds received in the stock conversion, which were held in accounts at Midwest Federal Savings pending the closing of the stock offering.

	At December 31,
	2009			2008
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW deposits	$375	2.45%	0.25%	$345	2.13%	0.90%
Regular and other savings	3,672	24.03%	1.25%	2,687	16.56%	1.25%
Commercial checking	9	0.07%	0.00%	54	0.33%	—%
Total transaction accounts	4,056	26.55%		3,086	19.02%
Restricted	—	0.00%	0.00%	2,136	13.16%	0.00%
Certificates of deposit	11,223	73.45%	2.92%	11,004	67.82%	3.66%
Total deposits	$15,279	100.00%	2.45%	$16,226	100.00%	2.71%

As of December 31, 2009, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $2.2 million.  The following table sets forth the maturity of these certificates as of December 31, 2009.

At December 31, 2009
(In thousands)

Three months or less	$—
Over three months through six months	507
Over six months through one year	474
Over one year	1,231

Total	$2,212

The following table sets forth the time deposits in the Bank classified by interest rate as of the dates indicated.

	At December 31,
	2009	2008
	(In thousands)
Interest Rate
Less than 2%	$2,629	$316
2.00% - 2.99%	4,119	3,681
3.00% - 3.99%	2,678	3,430
4.00% - 4.99%	1,797	2,228
5.00% - 5.99%	—	1,349

Total	$11,223	$11,004

The following table sets forth the amount and maturities of time on deposits at December 31, 2009.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 2%	$2,038	$591	$—	$—	$2,629	23.43%
2.00% - 2.99%	2,363	824	700	232	4,119	36.70%
3.00% - 3.99%	1,088	576	453	561	2,678	23.86%
4.00% - 4.99%	71	209	—	1,517	1,797	16.01%
5.00% - 5.99%	—	—	—	—	—	—%

Total	$5,560	$2,200	$1,153	$2,310	$11,223	100.00%

The following table sets forth our deposit activities for the periods indicated.

	Years Ended December 31,
	2009	2008
	(In thousands)

Beginning balance	$16,226	$12,890
Net deposits (withdrawals) before interest credited	(1,285)	2,978
Interest credited	338	358
Net increase (decrease) in deposits	(947)	3,336
Ending balance	$15,279	$16,226

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

At December 31, 2009, we had not established a credit line from the FHLB of Des Moines. We had no FHLB advances or other borrowings outstanding at December 31, 2009 or 2008.

Subsidiary Activities

As a federally chartered savings association, we are permitted by Office of Thrift Supervision regulations to invest up to 2% of our assets in the stock of, or loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations if the additional funds are used for inner-city or community development purposes, and up to 50% of our total capital in conforming loans to service corporations in which we own more than 10% of the capital stock.  In addition to investments in service corporations, we may invest an unlimited amount in operating subsidiaries engaged solely in activities in which Midwest Federal Savings may engage as a federal savings bank.  At December 31, 2009, Midwest Federal Savings had one subsidiary, M.F.S. Financial Services, Inc., which is an inactive insurance agency.

Expense and Tax Allocation

Midwest Federal Savings entered into an agreement with St. Joseph Bancorp, Inc. to provide it with certain administrative support services, whereby Midwest Federal Savings will be compensated at not less than the fair market value of the services provided.  In addition, Midwest Federal Savings and St. Joseph Bancorp, Inc. entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2009, we had four full-time employees and two part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2009, Midwest Federal Savings had no minimum tax credit carry forward.

Net Operating Loss Carryovers.  A financial institution normally may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  For net operating losses arising in tax years ending after December 31, 2007, small businesses can elect to increase the NOL carryback period from 2 years to 3, 4, or 5 years.  The Company qualifies as a small business.  At December 31, 2009, Midwest Federal Savings had a net operating loss of $74,000 to carry forward for federal income tax purposes.  At December 31, 2009, St. Joseph Bancorp, Inc. had a net operating loss of $187,000 to carry forward for federal income tax purposes.

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

Midwest Federal Savings will be subject to the regular state franchise tax at the rate of 7.00% of taxable income derived from Missouri sources.

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

Proposed Federal Legislation

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure described in this section.  The legislation would eliminate one of our federal regulators, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency.  The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies.  If the proposed legislation is enacted, St. Joseph Bancorp. would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve Board’s regulations unlike a savings and loan holding company.  In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

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

At December 31, 2009, Midwest Federal Savings’ capital exceeded all applicable requirements.

Midwest Federal Savings’ regulatory capital amounts and ratios are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:

Total capital (to risk-weighted assets)	$6,866,000	74.2%	$741,000	8.0%	$926,000	10.0%

Tier I capital (to risk-weighted assets)	6,802,000	73.5%	N/A	N/A	555,000	6.0%

Tier I capital (to average assets)	6,802,000	30.7%	886,000	4.0%	1,107,000	5.0%

Tangible capital (to adjusted tangible assets)	6,802,000	30.7%	332,000	1.5%	N/A	N/A

As of December 31, 2008:
Total capital (to risk-weighted assets)	$5,451,000	65.5%	$665,000	8.0%	$832,000	10.0%

Tier I capital (to risk-weighted assets)	5,429,000	65.3%	N/A	N/A	499,000	6.0%

Tier I capital (to average assets)	5,429,000	25.0%	869,000	4.0%	1,086,000	5.0%

Tangible capital (to adjusted tangible assets)	5,429,000	25.0%	326,000	1.5%	N/A	N/A

Loans-to-One Borrower.  Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2009, Midwest Federal Savings’ largest lending relationship with a single or related group of borrowers totaled $523,000, which represented 7.7% of unimpaired capital and surplus.  Therefore, Midwest Federal Savings was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act.  At December 31, 2009, Midwest Federal Savings maintained approximately 85.9% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.  At December 31, 2009, Midwest Federal Savings would be required to obtain approval of the OTS to make any dividends to the Company.

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of 4% or greater of liquid assets to total assets.  For the year ended December 31, 2009, our liquidity ratio averaged 46.53%.

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

At December 31, 2009, Midwest Federal Savings met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Midwest Federal Savings is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Midwest Federal Savings are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, federal legislation and the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010.  Midwest Federal Savings has opted not to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  See “—Temporary Liquidity Guarantee Program.”

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that alters the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points.  The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the Federal Deposit Insurance Corporation issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. Future special assessments could also be assessed.

The Federal Deposit Insurance Corporation has adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment was made on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Our prepayment amount was approximately $53,000.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System.  Midwest Federal Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Des Moines, Midwest Federal Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20th of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater.  As of December 31, 2009, Midwest Federal Savings was in compliance with this requirement.

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

ITEM 2.             Properties

We conduct our operations from our sole office located at 1901 Frederick Avenue, St. Joseph, Missouri 64501.  In addition to our main office, which we own, we also own a parcel of vacant land adjacent to our office which is available for future expansion.  There are no expansion plans respecting that property at the present time.  We expect to open a branch office in St. Joseph during 2010.  The net book value of our premises, land and equipment was $421,000 at December 31, 2009.

For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.             Legal Proceedings

St. Joseph Bancorp and Midwest Federal Savings are subject to various legal actions arising in the normal course of business.  At December 31, 2009, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.             [Reserved]

PART II

ITEM 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a)           Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “SJBA”. The approximate number of holders of record of St. Joseph Bancorp’s common stock as of March 30, 2010 was 110.  Certain shares of St. Joseph Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. St. Joseph Bancorp began trading on the Electronic Bulletin Board on February 2, 2009.  There is no market price information for our common stock for quarterly periods ended prior to that date.

The following table presents quarterly market information for St. Joseph Bancorp’s common stock for the one year period ended December 31, 2009. We are not aware of any transactions in St. Joseph Bancorp common stock subsequent to our initial public offering in January 2009 at $10 per share.

Fiscal Period	High	Low	Dividends
Quarter ended March 31, 2009	$10	$10	$—
Quarter ended June 30, 2009	N/A	N/A	$—
Quarter ended September 30, 2009	N/A	N/A	$—
Quarter ended December 31, 2009	N/A	N/A	$—

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

At December 31, 2009, there were no compensation plans under which equity securities of St. Joseph Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

In addition, reference is made to the “Stockholder Information—Stock Listing” section of St. Joseph Bancorp’s 2009 Annual Report to Stockholders, which is incorporated herein by reference.

(b)      Not applicable.

(c)	During the fourth quarter of 2009, the Company did not repurchase any shares of its common stock.

ITEM 6.             Selected Financial Data

Not applicable to a smaller reporting company.

ITEM 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of St. Joseph Bancorp’s 2009 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of St. Joseph Bancorp’s 2009 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.             Financial Statements and Supplementary Data

The consolidated financial statements included in St. Joseph Bancorp’s 2009 Annual Report to Stockholders are incorporated herein by reference.

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

(b)	Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Ralph E. Schank
President, Chief Executive Officer and Chief Financial Officer

(c)	Changes in internal control.

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          Other Information

None.

PART III

ITEM 10.           Directors, Executive Officers, and Corporate Governance

St. Joseph Bancorp has adopted a Code of Ethics that applies to St. Joseph Bancorp’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.    The Code of Ethics was filed as Exhibit 14 to St. Joseph Bancorp’s Form 10-K for the year ended December 31, 2008.

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

(C)           Consolidated Statements of Income

(D)           Consolidated Statements of Equity

(E)           Consolidated Statements of Cash Flows

(F)	Notes to Consolidated Financial Statements

Financial Statement Schedules

None.

Exhibits

3.1	Articles of Incorporation of St. Joseph Bancorp*
3.2	Bylaws of St. Joseph Bancorp*
4	Form of Common Stock Certificate of St. Joseph Bancorp*
10.1	Form of Employee Stock Ownership Plan*
10.2	Form of Employment Agreement with Ralph Schank*
13           Annual Report to Stockholders
14           Code of Ethics**
21           Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of St. Joseph Bancorp (file no. 333-153541), originally filed with the Securities and Exchange Commission on September 17, 2008.

**
Incorporated by reference to the Form 10-K of St. Joseph Bancorp for the fiscal year ended December 31, 2008 (SEC File No. 000-53573) filed with the Securities and Exchange Commission on March 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH BANCORP, INC.

Date: March 30, 2010	By:	/s/ Ralph E. Schank
Ralph E. Schank
President and Chief Executive Officer
(Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ralph E. Schank	President and Chief Executive Officer (Principal Executive and Financial Officer), Director	March 30, 2010
Ralph E. Schank

/s/ Barbara Elder	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2010
Barbara Elder

/s/ Kirby O. Brooner	Director	March 30, 2010
Kirby O. Brooner

/s/ Billy D. Cole	Executive Vice President and Director	March 30, 2010
Billy D. Cole

/s/ George T. Hopkins	Director	March 30, 2010
George T. Hopkins

/s/ James L. Rockwell, Jr.	Director	March 30, 2010
James L. Rockwell, Jr.

/s/ John R. Wray	Director	March 30, 2010
John R. Wray