Form 10-Q
period 2010-03-31
St. Joseph Bancorp, Inc.
filed 2010-05-17
CIK 1444277

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010
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
YES ☐   NO ☒

As of May 1, 2010, there were issued and outstanding 376,918 shares of the Registrant’s Common Stock.

St. Joseph Bancorp, Inc.
Quarterly Report on Form 10-Q
For The Three Months Ended
March 31, 2010

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2010 (Unaudited)
	and December 31, 2009	3
	Condensed Consolidated Statements of Operations - For the Three Months
	Ended March 31, 2010 and 2009 (Unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity - For the Three Months
	Ended March 31, 2010 and 2009 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows - For the Three Months
	Ended March 31, 2010 and 2009 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	18

PART II - OTHER INFORMATION

	Items 1 through 6	19
	Signatures	20

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(unaudited)
Assets

Cash and due from banks	$1,326,041	$1,311,198
Interest-earning deposits in other institutions	5,101,289	4,196,227
Available-for-sale securities	4,335,380	4,260,289
Loans, net of allowance for loan losses of $63,500 at March 31, 2010 and December 31, 2009	12,948,128	12,827,709
Premises and equipment, net	417,210	421,452
Federal Home Loan Bank Stock, at cost	26,200	26,200
Interest receivable	103,630	82,325
Prepaid income taxes	2,877	2,877
Other	94,938	112,631

Total assets	$24,355,693	$23,240,908

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Savings, NOW and money market	$4,806,464	$4,055,699
Time	11,623,486	11,222,929

Total deposits	16,429,950	15,278,628

Advances from borrowers for taxes and insurance	57,378	23,799
Interest payable	2,130	1,274
Deferred income taxes	15,597	16,405
Other liabilities	40,733	42,607

Total liabilities	16,545,788	15,362,713

Temporary Equity
ESOP shares subject to mandatory redemption	13,188	10,050

Stockholders’ Equity
Common stock, $.01 par value, 4,000,000 shares authorized, 376,918 shares issued and outstanding	3,739	3,739
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	2,660,147	2,660,021
Retained earnings	5,059,444	5,131,632
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes	73,387	72,753

Total stockholders’ equity	7,796,717	7,868,145

Total liabilities and stockholders’ equity	$24,355,693	$23,240,908

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2010 and 2009
(unaudited)

	March 31, 2010	March 31, 2009
Interest Income
Interest and fees on loans	$190,356	$161,485
Available-for-sale securities	38,407	72,070
Interest-earning deposits	25,543	16,787
Federal Home Loan Bank dividends	132	56

Total Interest Income	254,438	250,398

Interest Expense
Deposits	92,833	106,020

Net Interest Income	161,605	144,378

Provision for loan losses	-	8,000

Net Interest Income After Provision for Loan Losses	161,605	136,378

Non-interest Income
Other	1,754	2,181

Non-interest Expense
Salaries and employee benefits	113,583	104,910
Net occupancy expense	19,069	22,442
Depreciation	2,597	2,480
Legal expense	11,349	900
Audit fees and exams	50,751	60,756
Franchise and special taxes	5,554	5,469
Marketing expense	8,641	8,601
Other	24,351	15,087

Total Non-interest Expense	235,895	220,645

Loss Before Income Taxes	(72,536)	(82,086)

Credit for Income Taxes	(976)	(16,375)

Net Loss	$(71,560)	$(65,711)

Basic and Diluted Loss Per Common Share	$(0.21)	$(0.19)

Basic Weighted Average Shares Outstanding	347,896	346,765

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2010 and 2009
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive		Paid-in		Comprehensive	Stockholders’
	Income	Common Stock	Capital	Retained Earnings	Income	Equity

Balance, January 1, 2009		$-	$-	$5,428,846	$76,563	$5,505,409

Net loss	(65,711)	-	-	(65,711)	-	(65,711)

Change in unrealized appreciation of available-for-sale securities, net of income taxes of $3,559	9,681	-	-	-	9,681	9,681
Total comprehensive loss	$(56,030)

Net proceeds from issuance of 376,918 shares of common stock		3,769	2,961,521	-	-	2,965,290

Acquisition of unearned ESOP shares		(30)	(301,500)	-	-	(301,530)

Balance, March 31, 2009		$3,739	$2,660,021	$5,363,135	$86,244	$8,113,139

Balance, January 1, 2010		$3,739	$2,660,021	$5,131,632	$72,753	$7,868,145

Net loss	(71,560)	-	-	(71,560)	-	(71,560)

Change in unrealized appreciation of available-for-sale securities, net of income taxes of $168	634	-	-	-	634	634
Total comprehensive loss	$(70,926)

Change in redemption value of ESOP shares subject to mandatory redemption		-	-	(628)	-	(628)

ESOP shares committed for release		-	126	-	-	126

Balance, March 31, 2010		$3,739	$2,660,147	$5,059,444	$73,387	$7,796,717

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(unaudited)

	March 31, 2010	March 31, 2009
Operating Activities
Net loss	$(71,560)	(65,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,800	5,619
Amortization and accretion of securities	2,525	359
Provision for loan losses	-	8,000
Gain on disposal of premises and equipment	-	(300)
Deferred income taxes	(976)	(16,375)
Compensation cost on allocated ESOP shares	2,636	-
Changes in:
Interest receivable	(21,305)	4,382
Other assets	17,693	15,631
Other liabilities and interest payable	(1,018)	30,712

Net cash used in operating activities	(66,205)	(17,683)

Investing Activities
Net increase in loans	(120,361)	(637,660)
Purchases of securities	(517,435)	(249,007)
Net purchases of interest-earning deposits	(905,062)	(1,101,023)
Proceeds from maturities of securities	260,000	-
Principal reductions of mortgage backed securities	180,621	215,246
Proceeds from disposal of property and equipment	-	300
Purchases of property and equipment	(1,616)	(30,349)

Net cash used in investment activities	(1,103,853)	(1,802,493)

Financing Activities
Net increase (decrease) in savings, NOW and money market accounts	750,765	(235,611)
Net increase in time deposits	400,557	797,246
Net increase in prepaid conversion costs	-	(300,781)
Proceeds from issuance of common stock	-	1,331,546
Net increase in advances from borrowers for taxes and insurance	33,579	30,853

Net cash provided by financing activities	1,184,901	1,623,253

Increase (decrease) in Cash and Cash Equivalents	14,843	(196,923)

Cash and Cash Equivalents, Beginning of Period	1,311,198	594,352

Cash and Cash Equivalents, End of Period	$1,326,041	$397,429

Supplemental Cash Flows Information

Interest paid	$91,977	$105,936

Income taxes paid (net of refunds)	$-	$-

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows for the Company.  These adjustments consist only of normal recurring adjustments.  The condensed consolidated balance sheet of the Company, as of December 31, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The Company’s Annual Report to shareholders for the year ended December 31, 2009, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

The Plan called for the common stock of the holding company to be offered to various parties in a subscription offering at a price based on an independent appraisal of the Association, which was determined to be $10 per share. Shares that were not purchased in the subscription offering were offered in a community offering.  The Association may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the regulatory capital requirements imposed by the OTS.

The conversion has been accounted for in accordance with generally accepted accounting principles.  Accordingly, the consolidated balance sheets as of March 31, 2010 and December 31, 2009, and the consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009, are presented as results of the Company and its subsidiaries.

The consolidated financial statements include the accounts of St. Joseph Bancorp, as well as its wholly owned subsidiaries, Midwest Federal Savings and Loan Association, and MFS Financial Services, Inc., an insurance agency, which is currently inactive.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and changes in cash flows have been made

NOTE 2 – FORMATION OF HOLDING COMPANY AND CONVERSION

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 3 – EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion to an entity owned by stockholders, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21).  The ESOP borrowed funds from the Company in an amount sufficient to purchase 30,153 shares (approximately 8% of the common stock issued in the stock offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association and dividends received by the ESOP.  Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal.  The loan is expected to be repaid over a period of up to 30 years.  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants.  Participants will vest in their accrued benefits under the employee stock ownership plan at the rate of 20 percent per year.  Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Association.  Forfeitures will be reallocated to remaining plan participants.  Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.

The debt of the ESOP is eliminated in consolidation.  Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations.  Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest.  ESOP compensation expense was $2,636 and $-0- for the three months ended March 31, 2010 and 2009, respectively.

A summary of ESOP shares at March 31, 2010 is as follows:

Released shares	1,005
Shares committed for release	251
Unreleased shares	28,897

Total	30,153

Fair value of shares	$303,419

The Company is obligated, at the option of each beneficiary, to repurchase shares of the ESOP at its current fair market value, upon the beneficiary’s termination or after retirement (“put right”).  The put right feature makes the stock mandatorily redeemable.  Since the redemption feature is not within the sole control of the Company, this obligation has been classified outside of permanent equity, and included within the caption temporary equity on the balance sheet.  The Company accounts for this obligation based on the maximum cash obligation, which is based on the fair value of the underlying equity securities.  At March 31, 2010, the fair value as estimated by an independent third party of the 1,256 shares released and committed for release, held by the ESOP, is $13,188.

NOTE 4 – CURRENT ACCOUNTING DEVELOPMENTS

On December 23, 2009, the FASB issued guidance which modifies certain aspects contained in the Transfers and Servicing topic of FASB ASC 860.  This standard enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  This standard was effective for the Company as of January 1, 2010 with adoption applied prospectively for transfers that occur on or after that date. The adoption of this standard did not have a material impact on its financial position or results of operations.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 4 – CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

In January 2010, the FASB issued guidance which modifies certain aspects contained in the Fair Value Measurements and Disclosure topic of FAS ASC 820.  This standard enhances information reported to users of the financial statements by providing additional and enhanced disclosures about the fair value measurements.  This standard was effective for the Company as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective on January 1, 2011.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amount is based on the weighted average number of shares outstanding for the period and the net income (loss) applicable to common stockholders.  There were no outstanding shares of common stock until the conversion on January 30, 2009.  ESOP shares are excluded from shares outstanding until they have been committed to be released.

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

	Three Months Ended 3/31/10	Three Months Ended 3/31/09

Net loss	$(71,560)	$(65,711)
Change in redemption value of ESOP shares subject to mandatory redemption	(628)	-
Net loss	(72,188)	(65,711)

Average common shares outstanding	347,896	346,765
Average common share stock options outstanding	-	-
Average diluted common shares	347,896	346,765

Loss per share:
Basic	(0.21)	(0.19)
Diluted	(0.21)	(0.19)

NOTE 6 – AVAILABLE-FOR-SALE SECURITIES

The amortized cost of available-for-sale securities and their estimated fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010:

U.S. Government agencies	$2,279,674	$20,755	$1,808	$2,298,621
Municipal securities	85,000	1,285	-	86,285
Mortgage-backed securities	1,877,892	72,582	-	1,950,474

	$4,242,566	$94,622	$1,808	$4,335,380

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 6 – AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009:

U.S. Government agencies	$2,014,241	$21,482	$-	$2,035,723
Municipal securities	95,000	1,850	-	96,850
Mortgage-backed securities	2,059,037	68,679	-	2,127,716

	$4,168,278	$92,011	$-	$4,260,289

All mortgage-backed securities at March 31, 2010 and December 31, 2009 relate to residential mortgages, and were issued by government-sponsored enterprises.

Interest receivable for investments totaled $59,116 and $42,718 at March 31, 2010 and December 31, 2009, respectively.

The amortized cost and fair value of available-for-sale securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$85,000	$86,285
One to five years	1,779,674	1,794,479
Six to ten years	500,000	504,142
Mortgage-backed securities	1,877,892	1,950,474

Totals	$4,242,566	$4,335,380

Certain investments in debt securities may be reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2010 and December 31, 2009 were $515,628 and $-0-, respectively, which is approximately 12% and 0% of the Company’s available-for-sale portfolio, respectively.  Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value, if any, for these securities are temporary.

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010.  There were no unrealized losses at December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$515,628	$1,808	$-	$-	$515,628	$1,808

Total temporarily impaired securities	$515,628	$1,808	$-	$-	$515,628	$1,808

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 6 – AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

The unrealized loss on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not, the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporary impaired at March 31, 2010.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  There are three levels of inputs that may be used to measure fair value:

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

Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value measurements.  Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following tables present the balances of assets measured at fair value on a recurring basis by level at March 31, 2010 and December 31, 2009:

Description	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010

U.S. Government agencies	$2,298,621	$-	$2,298,621	$-

Municipal securities	86,285	-	86,285	-

Mortgage-backed securities	1,950,474	-	1,950,474	-

Total	$4,335,380	$-	$4,335,380	$-

December 31, 2009

U.S. Government agencies	$2,035,723	$-	$2,035,723	$-

Municipal securities	96,850	-	96,850	-

Mortgage-backed securities	2,127,716	-	2,127,716	-

Total	$4,260,289	$-	$4,260,289	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the securities credit rating, prepaying assumptions and other factors such as credit loss assumptions.  Level 2 securities include U.S. government agency securities, mortgage-backed securities (including pools and collateralized mortgage obligations), municipal bonds, and corporate-debt securities.  There were no transfers between level one and two classifications.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

The Company had no significant assets measured at fair value on a non-recurring basis at March 31, 2010 or December 31, 2009.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value:

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$1,326,041	$1,326,041	$1,311,198	$1,311,198
Interest-earning deposits	5,101,289	5,101,289	4,196,227	4,196,227
Loans, net of allowance for loan losses	12,948,128	13,099,352	12,827,709	12,952,930
Federal Home Loan Bank Stock	26,200	26,200	26,200	26,200
Interest receivable	103,630	103,630	82,325	82,325

Financial liabilities
Deposits	16,429,950	16,691,303	15,278,628	15,482,658
Advances from borrowers for taxes and insurance	57,378	57,378	23,799	23,799
Interest payable	2,130	2,130	1,274	1,274

NOTE 8 – SUBSEQUENT EVENTS

On April 27, 2010, the Association entered into an agreement to acquire real estate located in St. Joseph, Missouri, including the building and improvements thereon, which is expected to be used as a branch office of the Association. The purchase price of the property is $538,000.  The Association did not acquire deposits or loans as part of this transaction.  The transaction is expected to close during the quarter ending June 30, 2010.

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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2010 have remained unchanged from December 31, 2009.  This policy relates to the allowance for loan losses.  This critical accounting policy is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Annual Report on From 10-K for the year ended December 31, 2009.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets increased $1.1 million, or 4.8%, to $24.4 million at March 31, 2010 from $23.2 million at December 31, 2009.  The increase was primarily the result of an increase in interest earning deposits in other institutions.

Net loans receivable increased by $120,000, or 0.9%, to $12.9 million at March 31, 2010 from $12.8 million at December 31, 2009. One- to four-family residential real estate loans increased $103,000, or 0.9%, to $11.7 million at March 31, 2010 from $11.6 million at December 31, 2009.  Other types of loans increased a net amount of $17,000 from December 31, 2009 to March 31, 2010.  The increase during this period reflected a continued emphasis in growing our loan portfolio in our market area.

Our allowance for loan losses totaled $63,500 at March 31, 2010  and December 31, 2009.  At March 31, 2010, our allowance for loan losses totaled 0.49% of total loans.  Management continues to monitor the allowance for loan losses as economic conditions and our performance dictate.  Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Available-for-sale securities increased $75,000, or 1.8%, to $4.34 million at March 31, 2010 from $4.26 million at December 31, 2009.  The increase was the result of purchases in the amount of $517,000 and an increase of $1,000 in fair value offset by $260,000 in matured bonds, $181,000 in principal reductions on mortgage back securities, and amortization of $2,000.

Deposits increased $1.2 million, or 7.5%, to $16.4 million at March 31, 2010 from $15.3 million at December 31, 2009.  This increase was due to savings, NOW, and money market deposits increasing $751,000, or 18.5%, to $4.8 million at March 31, 2010 from $4.1 million at December 31, 2009 and time deposits increasing $401,000, or 3.6% to $11.6 million at March 31, 2010 from $11.2 million at December 31, 2009.

Total stockholders’ equity, including temporary equity, decreased $68,000 to $7.8 million at March 31, 2010 from $7.9 million at December 31, 2009.  This decrease was primarily due to a net loss of $72,000 for the three months ended March 31, 2010.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

General. Net loss increased $6,000 to $(72,000) for the three months ended March 31, 2010 from $(66,000) for the three months ended March 31, 2009.  The primary reasons for the increase were a $15,000 increase in non-interest expense and the credit for income taxes decreasing $15,000 offset by interest income increasing $4,000, interest expense decreasing $13,000 and an $8,000 decrease in provision for loan losses.

Interest Income. Interest income increased $4,000, or 1.6%, to $254,000 for the three months ended March 31, 2010 from $250,000 for the three months ended March 31, 2009.  The increase in interest income resulted from a $29,000 increase in interest income and fees on loans, and a $9,000 increase in interest income on interest-earning deposits offset by a $34,000 decrease in interest income on available-for-sale securities.

Interest income and fees on loans increased $29,000, or 17.9%, to $190,000 for the three months ended March 31, 2010 from $161,000 for the three months ended March 31, 2009.  The average balance of loans increased $2.8 million, or 27.3%, to $13.0 million for the three months ended March 31, 2010 from $10.2 million for the three months ended March 31, 2009.  In addition, the average yield decreased to 5.80% for the three months ended March 31, 2010 from 6.32% for the three months ended March 31, 2009.  The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans and increases in nonresidential property.

Interest income on available-for-sale securities decreased $34,000, or 46.7% to $38,000 for the three months ended March 31, 2010 from $72,000 for the three months ended March 31, 2009.  This decrease was due to a decrease in the average balance of investment securities to $4.1 million for the three months ended March 31, 2010 from $5.2 million for the three months ended March 31, 2009.  In addition, there was a decrease in the average yield on the securities portfolio to 3.76% for the three months ended March 31, 2010 from 5.51% for the three months ended March 31, 2009.

Interest Expense. Interest expense decreased $13,000, or 12.4%, to $93,000 for the three months ended March 31, 2010 from $106,000 for the three months ended March 31, 2009.  The decrease in interest expense on interest-bearing deposits was due to a decrease in rates.  The average rate paid on interest-bearing deposits decreased 65 basis points to 2.35% for the three months ended March 31, 2010 from 3.00% for the three months ended March 31, 2009.  We experienced increases in the average balances of certificates of deposits and in the savings accounts and NOW account categories.  There was a $1.7 million, or 12.0%, increase in the average balance of interest-bearing deposits to $15.8 million for the three months ended March 31, 2010 from $14.1 million for the three months ended March 31, 2009.

Provision for Loan Losses.  The provision for loan losses is evaluated on a regular basis by our management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  The provision for loan losses was $-0- for the three months ended March 31, 2010 and $8,000 for the three months ended March 31, 2009. There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the three months ended March 31, 2010 or 2009.

Recent weakness in economic conditions have had a severe impact on nationwide housing and financial markets, and the financial services industry in general.  Continuation of these trends could adversely affect the local housing, construction and banking industries, and weaken the local economy.  If borrowers are negatively affected by future adverse economic conditions, our non-performing assets may increase.  The allowance for loan losses as a percentage of total loans was 0.49% at March 31, 2010 and December 31, 2009.  We used the same methodology in calculating the provision for loan losses during each of the three months ended March 31, 2010 and March 31, 2009.

Non-interest Expense.  Non-interest expense increased $15,000 or 8.1% to $236,000 for the three months ended March 31, 2010 from $221,000 for the three months ended March 31, 2009.  Compensation and benefits expense increased $9,000 to $114,000 for the three months ended March 31, 2010 from $105,000 for the three months ended March 31, 2009 due to increased staffing and defined benefit plan expense.  Audit fees and expenses decreased $10,000 to $51,000 for the three months ended March 31, 2010 from $61,000 for the three months ended March 31, 2009.  Legal expense increased $10,000 to $11,000 for the three months ended March 31, 2010 from $1,000 for the three months ended March 31, 2009 due to fees related to being a public company.  Other expense increased $9,000 to $24,000 for the three months ended March 31, 2010 from $15,000 for the three months ended March 31, 2009 primarily due to FDIC assessments increasing $5,000 during the same period.

Income Tax Expense (Benefit).  The credit for income taxes decreased by $15,000 to $(1,000) for the three months ended March 31, 2010 from $(16,000) for the three months ended March 31, 2009, primarily due to the recognition of a valuation allowance in 2010 for the Company’s net operating loss carryforward.

Our Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2010.

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

Our most liquid assets are cash and cash equivalents and interest-earning deposits in other institutions.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2010, cash and cash equivalents totaled $1.3 million and interest-earning deposits in other institutions totaled $5.1 million.  Securities classified as a available-for-sale, which provide additional sources of liquidity, totaled $4.3 million at March 31, 2010.  On March 31, 2010, we had no outstanding borrowings from the Federal Home Loan Bank of Des Moines.  We have the ability to borrow from the Federal Home Loan Bank of Des Moines, although we have not currently established any credit lines.

At March 31, 2010 and December 31, 2009, we had no loan commitments outstanding.  In addition, at March 31, 2010 we had unused lines-of-credit to borrowers totaling $235,000.  At December 31, 2009, we had unused lines-of-credit to borrowers of $295,000.  Certificates of deposit due within one year of March 31, 2010 totaled $5.2 million, or 31.7% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010.  We believe, however, based on past experience, that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans, and purchasing interest-earning deposits and securities.  During the three months ended March 31, 2010 and 2009, we originated $398,000 and $1.0 million, respectively, of loans.  During the three months ended March 31, 2010 and 2009, we had net purchases of interest-earning deposits totaling $905,000 and $1.1 million, respectively.  During those periods, we had net increases in available-for-sale securities of $75,000 and $47,000, respectively.

Financing activities consist primarily of activity in deposit accounts.  We experienced a net increase in total deposits of $1.2 million for the three months ended March 31, 2010, and a net decrease in total deposits of $1.6 million for the three months ended March 31, 2009.  The 2010 deposits flows were affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.  The 2009 decrease was primarily due to subscription proceeds held by the Association at December 31, 2008, that were applied to proceeds from common stock issued on January 30, 2009.

The Company and the Association are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2010 and December 31, 2009, the Company and the Association exceeded all regulatory capital requirements.  The Company and the Association are considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering significantly increased our liquidity and capital resources.  Over time, the initial level of liquidity will likely be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

St. Joseph Bancorp and Midwest Federal Savings are subject to various legal actions arising in the normal course of business.  At March 31, 2010, we were not involved in any legal proceedings, the outcome of which we believe to be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable to a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JOSEPH BANCORP, INC. Registrant

Date: May 17, 2010	By: /s/ Ralph E. Schank
President and Chief Executive Officer
(Principal Executive and Financial Officer)