Form 10-Q
period 2010-09-30
St. Joseph Bancorp, Inc.
filed 2010-11-15
CIK 1444277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
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

As of November 1, 2010, there were issued and outstanding 376,918 shares of the Registrant’s Common Stock.

St. Joseph Bancorp, Inc.
Quarterly Report on Form 10-Q
For The Three and Nine Months Ended
September 30, 2010

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2010 (Unaudited)
	and December 31, 2009	3
	Condensed Consolidated Statements of Operations - For the Three and Nine Months
	Ended September 30, 2010 and 2009 (Unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity - For the Nine Months
	Ended September 30, 2010 and 2009 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows - For the Nine Months
	Ended September 30, 2010 and 2009 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION

	Items 1 through 6	21
	Signatures	22

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

Assets
	September 30, 2010	December 31, 2009
	(unaudited)

Cash and due from banks	$1,787,405	$1,311,198
Interest-earning deposits in other institutions	8,044,471	4,196,227
Available-for-sale securities	3,695,310	4,260,289
Loans, net of allowance for loan losses of $99,000
at September 30, 2010 and $63,500 December 31, 2009	14,583,624	12,827,709
Premises and equipment, net	1,064,946	421,452
Federal Home Loan Bank Stock, at cost	26,700	26,200
Interest receivable	105,901	82,325
Prepaid income taxes	15,058	2,877
Other	67,208	112,631

Total assets	$29,390,623	$23,240,908

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Savings, NOW and money market	$9,246,940	$4,055,699
Time	12,360,603	11,222,929

Total deposits	21,607,543	15,278,628

Advances from borrowers for taxes and insurance	101,562	23,799
Interest payable	926	1,274
Deferred income taxes	15,626	16,405
Other liabilities	74,714	42,607

Total liabilities	21,800,371	15,362,713

Temporary Equity
ESOP shares subject to mandatory redemption	18,459	10,050

Stockholders' Equity
Common stock, $.01 par value, 4,000,000 shares
authorized, 376,918 shares issued and outstanding	3,739	3,739
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none issued or outstanding	-	-
Additional paid-in capital	2,660,398	2,660,021
Retained earnings	4,814,669	5,131,632
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net
of income taxes	92,987	72,753

Total stockholders' equity	7,571,793	7,868,145

Total liabilities and stockholders' equity	$29,390,623	$23,240,908

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$208,304	$178,885	$603,585	$507,767
Available-for-sale securities	40,971	83,916	117,052	237,451
Interest-earning deposits	10,288	4,685	60,916	27,678
Federal Home Loan Bank dividends	133	124	394	235

Total interest income	259,696	267,610	781,947	773,131

Interest Expense
Deposits	101,649	107,381	288,398	322,139

Net Interest Income	158,047	160,229	493,549	450,992

Provision for Loan Losses	-	4,000	35,500	21,000

Net Interest Income After Provision for Loan Losses	158,047	156,229	458,049	429,992

Non-interest Income
Other	1,863	1,430	5,999	4,769

Non-interest Expense
Salaries and employee benefits	147,897	108,639	401,388	316,193
Net occupancy expense	25,427	19,015	71,557	61,494
Depreciation	19,853	2,458	25,340	7,324
Legal expense	1,246	32,082	28,878	51,352
Audit fees and exams	21,320	30,911	114,594	140,550
Franchise and special taxes	8,290	5,188	21,110	16,542
Marketing expense	21,037	9,191	41,424	28,874
Other	34,181	16,000	94,163	65,146

Total non-interest expense	279,251	223,484	798,454	687,475

Loss Before Income Taxes	(119,341)	(65,825)	(334,406)	(252,714)

Provision (Credit) for Income Taxes	(10,502)	7,693	(18,322)	(13,041)

Net Loss	$(108,839)	$(73,518)	$(316,084)	$(239,673)

Basic Loss Per Share	$(0.31)	$(0.21)	$(0.91)	$(0.69)

Basic Weighted Average Shares Outstanding	348,398	347,016	348,147	346,089

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2010 and 2009
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive		Paid-in		Comprehensive	Stockholders'
	Income	Common Stock	Capital	Retained Earnings	Income	Equity

Balance, January 1, 2009		$-	$-	$5,428,846	$76,563	$5,505,409

Net loss	$(239,673)	-	-	(239,673)	-	(239,673)

Change in unrealized appreciation of available-
for-sale securities, net of income taxes of
$7,533	24,763	-	-	-	24,763	24,763
Total comprehensive loss	$(214,910)

Net proceeds from issuance of 376,918 shares
of common stock		3,769	2,961,521	-	-	2,965,290

Acquisition of unearned ESOP shares		(30)	(301,500)	-	-	(301,530)

Balance, September 30, 2009		$3,739	$2,660,021	$5,189,173	$101,326	$7,954,259

Balance, January 1, 2010		$3,739	$2,660,021	$5,131,632	$72,753	$7,868,145

Net loss	$(316,084)	-	-	(316,084)	-	(316,084)

Change in unrealized appreciation of available-
for-sale securities, net of income taxes of
$5,362	20,234	-	-	-	20,234	20,234
Total comprehensive loss	$(295,850)

Change in redemption value of ESOP shares
subject to mandatory redemption		-	-	(879)	-	(879)

ESOP shares committed for release		-	377	-	-	377

Balance, September 30, 2010		$3,739	$2,660,398	$4,814,669	$92,987	$7,571,793

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(unaudited)

	September 30, 2010	September 30, 2009
Operating Activities
Net loss	$(316,084)	(239,673)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	24,651	16,200
Amortization and accretion of securities	7,552	2,552
Provision for loan losses	35,500	21,000
Gain on disposal of premises and equipment	(100)	(300)
Deferred income taxes	(6,141)	16,520
Compensation cost on allocated ESOP shares	7,907	5,030
Changes in:
Interest receivable	(23,576)	(44,508)
Prepaid income taxes	(12,181)	(29,561)
Other assets	45,423	36,919
Other liabilities and interest payable	31,759	31,578

Net cash used in operating activities	(205,290)	(184,243)

Investing Activities
Net increase in loans	(1,790,726)	(2,065,777)
Purchases of securities	(1,217,435)	(1,519,579)
Net purchases of interest-earning deposits	(3,848,244)	(288,217)
Proceeds from maturities and calls of securities	1,095,000	610,000
Purchases of Federal Home Loan Bank stock	(500)	(4,000)
Principal reductions of mortgage backed securities	705,458	762,911
Proceeds from disposal of premises and equipment	100	300
Purchases of premises and equipment	(668,834)	(49,978)

Net cash used in investing activities	(5,725,181)	(2,554,340)

Financing Activities
Net increase in savings, NOW
and money market accounts	5,191,241	661,354
Net increase in time deposits	1,137,674	457,341
Net increase in prepaid conversion costs	-	(300,781)
Proceeds from issuance of common stock	-	1,331,546
Net increase in advances from borrowers
for taxes and insurance	77,763	73,576

Net cash provided by financing activities	6,406,678	2,223,036

Increase (decrease) in Cash and Cash Equivalents	476,207	(515,547)

Cash and Cash Equivalents, Beginning of Period	1,311,198	594,352

Cash and Cash Equivalents, End of Period	$1,787,405	$78,805

Supplemental Cash Flows Information

Interest paid	$288,746	$321,821

Income taxes paid	$-	$-

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows for the Company.  These adjustments consist only of normal recurring adjustments.  The condensed consolidated balance sheet of the Company, as of December 31, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The Company’s Annual Report to shareholders for the year ended December 31, 2009, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

The conversion has been accounted for in accordance with generally accepted accounting principles.  Accordingly, the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, and the condensed consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, are presented as results of the Company and its subsidiaries.

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
September 30, 2010
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

The debt of the ESOP is eliminated in consolidation.  Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations.  Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.  ESOP compensation expense was $7,907 and $5,030 for the nine months ended September 30, 2010 and 2009, respectively.

A summary of ESOP shares at September 30, 2010 is as follows:

Released shares	1,005
Shares committed for release	753
Unreleased shares	28,395

Total	30,153

Fair value of unreleased shares	$298,148

The Company is obligated, at the option of each beneficiary, to repurchase shares of the ESOP at its current fair market value, upon the beneficiary’s termination or after retirement (“put right”).  The put right feature makes the stock mandatorily redeemable.  Since the redemption feature is not within the sole control of the Company, this obligation has been classified outside of permanent equity, and included within the caption temporary equity on the balance sheet.  The Company accounts for this obligation based on the maximum cash obligation, which is based on the fair value of the underlying equity securities.  At September 30, 2010, the fair value as estimated by an independent third party of the 1,758 shares released and committed for release, held by the ESOP, is $18,459.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This new guidance will increase disclosures made about the credit quality of loans and the allowance for credit losses.  The disclosures will provide additional information about the nature of credit risk inherent in the Company’s loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses.  The requirements will be effective for the Company’s year ending December 31, 2010.  Upon adoption, management does not anticipate that this standard will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amount is based on the weighted average number of shares outstanding for the period and the net income (loss) applicable to common stockholders.  There were no outstanding shares of common stock until the conversion on January 30, 2009.  ESOP shares are excluded from shares outstanding until they have been committed to be released.

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	9/30/10	9/30/09	9/30/10	9/30/09

Net loss	$(108,839)	$(73,518)	$(316,084)	$(239,673)
Change in redemption value of ESOP
shares subject to mandatory redemption	(125)	-	(879)	-
Net loss	$(108,964)	$(73,518)	$(316,963)	$(239,673)

Average common shares outstanding	348,398	347,016	348,147	346,089
Average common share stock options
outstanding	-	-	-	-
Average diluted common shares	348,398	347,016	348,147	346,089

Loss per share:
Basic	$(0.31)	$(0.21)	$(0.91)	$(0.69)
Diluted	(0.31)	(0.21)	(0.91)	(0.69)

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE 6 – AVAILABLE-FOR-SALE SECURITIES

The amortized cost of available-for-sale securities and their estimated fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010:

U.S. Government agencies	$2,225,596	$51,879	$-	$2,277,475
Mortgage-backed securities	1,352,105	65,730	-	1,417,835

	$3,577,701	$117,609	$-	$3,695,310

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009:

U.S. Government agencies	$2,014,241	$21,482	$-	$2,035,723
Municipal securities	95,000	1,850	-	96,850
Mortgage-backed securities	2,059,037	68,679	-	2,127,716

	$4,168,278	$92,011	$-	$4,260,289

All mortgage-backed securities at September 30, 2010 and December 31, 2009 relate to residential mortgages, and were issued by government-sponsored enterprises.

Interest receivable for investments totaled $30,850 and $24,194 at September 30, 2010 and December 31, 2009, respectively.

The amortized cost and fair value of available-for-sale securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$-	$-
One to five years	2,225,596	2,277,475
Mortgage-backed securities	1,352,105	1,417,835

Totals	$3,577,701	$3,695,310

Certain investments in debt securities may be reported in the condensed consolidated financial statements at an amount less than their historical cost.  There were no unrealized losses at September 30, 2010 or December 31, 2009.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The following tables present the balances of assets measured at fair value on a recurring basis by level at September 30, 2010 and December 31, 2009:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

September 30, 2010

U.S. Government agencies	$2,277,475	$-	$2,277,475	$-

Mortgage-backed securities	1,417,835	-	1,417,835	-

Total	$3,695,310	$-	$3,695,310	$-

December 31, 2009

U.S. Government agencies	$2,035,723	$-	$2,035,723	$-

Municipal securities	96,850	-	96,850	-

Mortgage-backed securities	2,127,716	-	2,127,716	-

Total	$4,260,289	$-	$4,260,289	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The Company had no significant assets measured at fair value on a non-recurring basis at September 30, 2010 or December 31, 2009.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value:

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
September 30, 2010
(Unaudited)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 and includes financial instruments that are not accounted for at fair value:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$1,787,405	$1,787,405	$1,311,198	$1,311,198
Interest-earning deposits	8,044,471	8,044,471	4,196,227	4,196,227
Loans, net of allowance for loan losses	14,583,624	14,864,195	12,827,709	12,952,930
Federal Home Loan Bank Stock	26,700	26,700	26,200	26,200
Interest receivable	105,901	105,901	82,325	82,325

Financial liabilities
Deposits	21,607,543	22,078,318	15,278,628	15,482,658
Advances from borrowers for taxes and insurance	101,562	101,562	23,799	23,799
Interest payable	926	926	1,274	1,274

NOTE 8 – RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2009 condensed consolidated financial statements to conform to the September 30, 2010 condensed consolidated financial statement presentation.  These reclassifications had no effect on net income.

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

The Company’s critical accounting policy involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of September 30, 2010 has remained unchanged from December 31, 2009.  This policy relates to the allowance for loan losses.  This critical accounting policy is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2009.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets increased $6.1 million, or 26.5%, to $29.4 million at September 30, 2010 from $23.2 million at December 31, 2009.  The increase was primarily the result of an increase in interest-earning deposits due to our deposit growth along with an increase in loans.

Net loans receivable increased by $1.8 million, or 13.7%, to $14.6 million at September 30, 2010 from $12.8 million at December 31, 2009. One- to four-family residential real estate loans increased $1.3 million, or 11.6%, to $12.9 million at September 30, 2010 from $11.6 million at December 31, 2009. Real estate construction loans decreased $123,000, or 61.5%, to $77,000 at September 30, 2010 from $200,000 at December 31, 2009.  Home equity lines of credit increased $103,000, or 226.4% to $149,000 at September 30, 2010 from $46,000 at December 31, 2009.  Commercial loans increased to $580,000 at September 30, 2010 from $-0- at December 31, 2009.  Other types of loans decreased a net amount of $114,000, or 10.8%, to $939,000 at September 30, 2010 from $1.1 million at December 31, 2009.  The net increase during this period reflected a continued emphasis in growing our loan portfolio in our market area.

Our allowance for loan losses totaled $99,000 at September 30, 2010 and $63,500 at December 31, 2009.  At September 30, 2010, our allowance for loan losses totaled 0.67% of total loans.  Management will continue to monitor the allowance for loan losses as economic conditions and our performance dictate.  Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Available-for-sale securities decreased $565,000, or 13.3%, to $3.7 million at September 30, 2010 from $4.3 million at December 31, 2009.  The decrease was the result of purchases in the amount of $1.2 million and an increase of $26,000 in fair value offset by $8,000 in amortization, $765,000 in called securities, $330,000 in maturities and $705,000 in principal reductions on mortgage back securities.

Premises and equipment increased $643,000, or 152.7%, to $1.1 million at September 30, 2010 from $421,000 at December 31, 2009.  This increase was a result of the purchase of an additional branch office at 2211 North Belt Highway in St. Joseph, Missouri.  There were no deposits or loans acquired as part of this transaction.

Deposits increased $6.3 million, or 41.4%, to $21.6 million at September 30, 2010 from $15.3 million at December 31, 2009.  This increase was due to savings deposits increasing $5.1 million, or 128.1%, to $9.2 million at September 30, 2010 from $4.1 million at December 31, 2009.  Time deposits increased $1.2 million, or 10.1%, to $12.4 million at September 30, 2010 from $11.2 million at December 31, 2009.  The increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, and from calls to existing and potential clients requesting their business.

Total stockholders’ equity decreased $296,000 to $7.6 million at September 30, 2010 from $7.9 million at December 31, 2009.  This decrease was primarily due to a net loss in the amount of $316,000 for the nine months ended September 30, 2010 offset by a net change in unrealized appreciation of available-for-sale securities of $20,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and September 30, 2009

General. Net loss increased $76,000 to $(316,000) for the nine months ended September 30, 2010 from $(240,000) for the nine months ended September 30, 2009.  The primary reasons for the increase were a $111,000 increase in non-interest expense, a $14,000 increase in provision for loan losses offset by interest income increasing $9,000, interest expense decreasing $34,000, the credit for income taxes increasing $5,000, and non-interest income increasing $1,000.

Interest Income. Interest income increased $9,000, or 1.1%, to $782,000 for the nine months ended September 30, 2010 from $773,000 for the nine months ended September 30, 2009.  The increase in interest income resulted from a $96,000 increase in interest income and fees on loans, a $33,000 increase in interest income on interest-earning deposits offset by a $120,000 decrease in interest income on available-for-sale securities.

Interest income and fees on loans increased $96,000, or 18.9%, to $604,000 for the nine months ended September 30, 2010 from $508,000 for the nine months ended September 30, 2009.  The average balance of loans increased $2.6 million, or 24.0%, to $13.7 million for the nine months ended September 30, 2010 from $11.1 million for the nine months ended September 30, 2009.  In addition, the average yield decreased to 5.74% for the nine months ended September 30, 2010 from 6.12% for the nine months ended September 30, 2009.  The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans and increases in commercial loans.

Interest income on available-for-sale securities decreased $120,000, or 50.7% to $117,000 for the nine months ended September 30, 2010 from $237,000 for the nine months ended September 30, 2009.  The average balance of investment securities decreased $2.0 million, or 33.5%, to $3.8 million for the nine months ended September 30, 2010 from $5.8 million for the nine months ended September 30, 2009.  In addition, the average yield on the available-for-sale securities portfolio decreased to 3.86% for the nine months ended September 30, 2010 from 4.23% for the nine months ended September 30, 2009.

Interest income on interest-earning deposits increased $33,000, or 120.1%, to $61,000 for the nine months ended September 30, 2010 from $28,000 for the nine months ended September 30, 2009.  The average balance of interest-earning deposits increased $1.6 million, or 36.0%, to $6.3 million for the nine months ended September 30, 2010 from $4.7 million for the nine months ended September 30, 2009.  In addition, the average yield on interest-earning deposits decreased to 1.56% for the nine months ended September 30, 2010 from 2.12% for the nine months ended September 30, 2009.

           Interest Expense. Interest expense decreased $34,000, or 10.5%, to $288,000 for the nine months ended September 30, 2010 from $322,000 for the nine months ended September 30, 2009.  The decrease in interest expense on interest-bearing deposits was due to a decrease in rates.  The average rate paid on interest-bearing deposits decreased 69 basis points to 2.22% for the nine months ended September 30, 2010 from 2.91% for the nine months ended September 30, 2009.  We experienced increases in the average balances of savings accounts, NOW accounts, and  a small increase in certificates of deposit.  There was a $2.4 million, or 16.2%, increase in the average balance of interest-bearing deposits to $17.3 million for the nine months ended September 30, 2010 from $14.9 million for the nine months ended September 30, 2009.  The increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, and from calls to existing and potential clients requesting their business.

Provision for Loan Losses.  The provision for loan losses is evaluated on a regular basis by our management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The provision for loan losses was $35,000 for the nine months ended September 30, 2010 and $21,000 for the nine months ended September 30, 2009.  There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the nine months ended September 30, 2010 or 2009.

Recent weakness in economic conditions have had a severe impact on nationwide housing and financial markets, and the financial services industry in general.  Continuation of these trends could adversely affect the local housing, construction and banking industries, and weaken the local economy.  If borrowers are negatively affected by future adverse economic conditions, our non-performing assets may increase.  The allowance for loan losses as a percentage of total loans was 0.67% and 0.49% at September 30, 2010 and December 31, 2009, respectively.  We used the same methodology in calculating the provision for loan losses during each of the nine months ended September 30, 2010 and September 30, 2009.  The provision for loan losses increased primarily due to the Association engaging in a new line of commercial lending including one unsecured commercial loan of $500,000.

Non-interest Income.  Non-interest income was $6,000 for the nine months ended September 30, 2010 as compared to $5,000 for the nine months ended September 30, 2009.

Non-interest Expense.  Non-interest expense increased $111,000 or 16.14% to $798,000 for the nine months ended September 30, 2010 from $687,000 for the nine months ended September 30, 2009.  Salaries and employee benefits expense increased $85,000 to $401,000 for the nine months ended September 30, 2010 from $316,000 for the nine months ended September 30, 2009 due to increased staffing and ESOP expense.  Net occupancy expense increased $10,000 to $72,000 for the nine months ended September 30, 2010 from $62,000 for the nine months ended September 30, 2009 due to increased expenses resulting from the purchase of an additional branch office.  Depreciation expense increased $18,000 to $25,000 for the nine months ended September 30, 2010 from $7,000 for the nine months ended September 30, 2009 due to the purchase of an additional branch office. Legal expense decreased $22,000 to $29,000 for the nine months ended September 30, 2010 from $51,000 for the nine months ended September 30, 2009 primarily due to a reduction in fees related to our public filings.  Audit fees and exams expense decreased $26,000 to $115,000 for the nine months ended September 30, 2010 from $141,000 for the nine months ended September 30, 2009.  Franchise and special taxes increased $5,000 to $21,000 for the nine months ended September 30, 2010 from $16,000 for the nine months ended September 30, 2009 due to increased staffing.  Marketing expense increased $12,000 to $41,000 for the nine months ended September 30, 2010 from $29,000 for the nine months ended September 30, 2009 due to a more aggressive marketing campaign.
Other expense increased $29,000 to $94,000 for the nine months ended September 30, 2010 from $65,000 for the nine months ended September 30, 2009 primarily due to increased FDIC assessments and increased miscellaneous operating expenses.

Income Tax Expense (Benefit).  The credit for income taxes increased by $5,000 to $(18,000) for the nine months ended September 30, 2010 from $(13,000) for the nine months ended September 30, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and September 30, 2009

General.  Net loss increased $35,000 to $(109,000) for the three months ended September 30, 2010 from $(74,000) for the three months ended September 30, 2009.  The primary reasons for the increase were a $56,000 increase in non-interest expense and interest income decreasing $8,000 offset  by a  $4,000 decrease in provision for loan losses, and a decrease in interest expense by $5,000 and the provision (credit) for income taxes increasing $19,000.

Interest Income.  Interest income decreased $8,000, or 2.96%, to $260,000 for the three months ended September 30, 2010 from $268,000 for the three months ended September 30, 2009.  The decrease in interest income resulted from a $30,000 increase in interest income and fees on loans and a $5,000 increase in interest income on interest-earning deposits offset by a $43,000 decrease in interest income on available-for-sale securities.

Interest income and fees on loans increased $30,000, or 16.4%, to $209,000 for the three months ended September 30, 2010 from $179,000 for the three months ended September 30, 2009.  The average balance of loans increased $2.5 million, or 21.0%, to $14.3 million for the three months ended September 30, 2010 from $11.8 million for the three months ended September 30, 2009.  The average yield was 5.64% for the three months ended September 30, 2010 and 6.05% at September 30, 2009.  The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans and increases in commercial loans.

Interest income on available-for-sale securities decreased $43,000, or 51.2%, to $41,000 for the three months ended September 30, 2010 from $84,000 for the three months ended September 30, 2009.  The average balance of investment securities decreased $2.6 million, or 43.0%, to $3.4 million for the three months ended September 30, 2010 from $6.0 million for the three months ended September 30, 2009.  In addition, the average yield on the available-for-sale securities portfolio decreased to 3.49% for the three months ended September 30, 2010 from 4.24% for the three months ended September 30, 2009.

Interest income on interest-earning deposits increased $5,000, or 119.6%, to $10,000 for the three months ended September 30, 2010 from $5,000 for the three months ended September 30, 2009.  The average balance of interest-earning deposits increased $3.7 million, or 97.7%, to $7.6 million for the three months ended September 30, 2010 from $3.9 million for the three months ended September 30, 2009.  In addition, the average yield on interest-earning deposits decreased to 1.26% for the three months ended September 30, 2010 from 2.08% for the three months ended September 30, 2009.

Interest Expense.  Interest expense decreased $5,000, or 5.3%, to $102,000 for the three months ended September 30, 2010 from $107,000 for the three months ended September 30, 2009.  The average rate paid on interest-bearing deposits decreased 69 basis points to 2.12% for the three months ended September 30, 2010 from 2.81% for the three months ended September 30, 2009.  We experienced increases in the average balances of savings accounts, NOW accounts and certificates of deposit.  There was a $3.8 million, or 25.0%, increase in the average balance of interest-bearing deposits to $19.2 million for the three months ended September 30, 2010 from $15.4 million for the three months ended September 30, 2009.  The increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, and from calls to existing and potential clients requesting their business.

Provision for Loan Losses.  The provision for loan losses was $-0- for the three months ended September 30, 2010 and $4,000 for the three months ended September 30, 2009.  The provision for loan losses decreased as the Association did not require an adjustment to the allowance for loan losses for the three months ended September 30, 2010.  There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the three months ended September 30, 2010 or 2009.

 The allowance for loan losses as a percentage of total loans was 0.67% and 0.35% at September 30, 2010 and September 30, 2009, respectively.  We used the same methodology in calculating the provision for loan losses during each of the three months ended September 30, 2010 and September 30, 2009.  There was no change in the provision for loan losses during the three months ended September 30, 2010 as the industry rates used in calculating the provision for loan losses for most loan categories decreased and real estate construction loans decreased $123,000, or 61.5%, to $77,000 at September 30, 2010 from $200,000 at December 31, 2009.

Non-interest Expense.  Non-interest expense increased $56,000, or 25.0%, to $279,000 for the three months ended September 30, 2010 from $223,000 for the three months ended September 30, 2009.  Salaries and employee benefits expense increased $39,000 to $148,000 for the three months ended September 30, 2010 from $109,000 for the three months ended September 30, 2009 due to increased staffing and ESOP expense.  Net occupancy expense increased $6,000 to $25,000 for the three months ended September 30, 2010 from $19,000 for the three months ended September 30, 2009 due to increased expenses resulting from the purchase of an additional branch office.  Depreciation expense increased $18,000 to $20,000 for the three months ended September 30, 2010 from $2,000 for the three months ended September 30, 2009 due to the purchase of an additional branch office.
Legal expense decreased $31,000 to $1,000 for the three months ended September 30, 2010 from $32,000 for the three months ended September 30, 2009 primarily due to a reduction in fees related to our public filings.  Audit fees and expenses decreased $10,000 to $21,000 for the three months ended September 30, 2010 from $31,000 for the three months ended September 30, 2009.  Marketing expense increased $12,000 to $21,000 for the three months ended September 30, 2010 from $9,000 for the three months ended September 30, 2009 due to a more aggressive marketing campaign.

Income Tax Expense (Benefit).  The provision (credit) for income taxes increased by $19,000 to $(11,000) for the three months ended September 30, 2010 from $8,000 for the three months ended September 30, 2009.

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

Our Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2010.

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

Our most liquid assets are cash and cash equivalents and interest-earning deposits in other institutions.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2010, cash and cash equivalents totaled $1.8 million and interest-earning deposits in other institutions totaled $8.0 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $3.7 million at September 30, 2010.  On September 30, 2010, we had no outstanding borrowings from the Federal Home Loan Bank of Des Moines.  We have the ability to borrow from the Federal Home Loan Bank of Des Moines, although we have not currently established any credit lines.

At September 30, 2010 and December 31, 2009, we had no loan commitments outstanding.  In addition, at September 30, 2010 we had unused lines-of-credit to borrowers totaling $390,000.  At December 31, 2009, we had unused lines-of-credit to borrowers totaling $153,000.  Certificates of deposit due within one year of September 30, 2010 totaled $3.1 million, or 14.3% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans, and purchasing interest-earning deposits and securities.  During the nine months ended September 30, 2010 and 2009, we originated $4.0 million and $3.6 million, respectively, of loans.  During the nine months ended September 30, 2010 and 2009, we had net purchases of interest-earning deposits totaling $3.8 million and $288,000, respectively.  During those periods, we had net decreases in securities of $565,000 and net increases in securities of $176,000, respectively.

Financing activities consist primarily of activity in deposit accounts.  We experienced a net increase in total deposits of $6.3 million for the nine months ended September 30, 2010, and a net decrease in total deposits of $1.0 million for the nine months ended September 30, 2009.  The 2010 increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, and from calls to existing and potential clients requesting their business.  The 2009 decrease was due to subscription proceeds held by the Association at December 31, 2008, that were applied to proceeds from common stock issued on January 30, 2009.

The Company is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010 and December 31, 2009, the Company and the Association exceeded all regulatory capital requirements.  The Company and the Association are considered “well capitalized” under regulatory guidelines.

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

St. Joseph Bancorp, Inc. and Midwest Federal Savings and Loan Association are subject to various legal actions arising in the normal course of business.  At September 30, 2010, we were not involved in any legal proceedings, the outcome of which we believe to be material to our financial condition or results of operations.

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

ST. JOSEPH BANCORP, INC.
Registrant

Date: November 15, 2010	By: /s/ Ralph E. Schank
President and Chief Executive Officer
(Principal Executive and Financial Officer)