Form 10-K
period 2010-12-31
St. Joseph Bancorp, Inc.
filed 2011-03-31
CIK 1444277

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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
YES ☐ NO ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. YES ☐ NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

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
YES ☐ NO ☒

          As of March 30, 2011, there were issued and outstanding 376,918 shares of the Registrant’s Common Stock.

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010 was $3,187,506.

DOCUMENTS INCORPORATED BY REFERENCE

          1.           Portions of Annual Report to Stockholders (Parts II and IV)
          2.           Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III)

St. Joseph Bancorp, Inc.
Annual Report on Form 10-K
For The Year Ended
December 31, 2010

Table of Contents

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

Midwest Federal Savings and Loan Association of St. Joseph

Midwest Federal Savings and Loan Association of St. Joseph is a federally chartered savings and loan association located in St. Joseph, Missouri.  Midwest Federal Savings is a community-oriented savings association with total assets of $32.9 million, net loans of $15.4 million, total deposits of $26.3 million and total equity of $6.5 million at December 31, 2010.  Midwest Federal Savings provides financial services to individuals, families and businesses through its main office in St. Joseph, Missouri.

Midwest Federal Savings’ business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans.  At December 31, 2010, one- to four-family residential mortgage loans (excluding home equity lines-of-credit) totaled $13.6 million, or 87.8% of our loan portfolio.  We also invest in various investment securities.  Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loans and other assets and our cost of funds, which consists of the interest we pay on deposits.

Midwest Federal Savings offers a variety of deposit accounts, including savings accounts, NOW accounts and certificates of deposit.

We expanded our lending programs to include commercial real estate loans, construction loans and a variety of consumer loans in 2010.  We have implemented a program to originate adjustable rate residential mortgages, as well as a Home Equity Line of Credit program, both of which were introduced in the first quarter of 2009.  We expanded our banking franchise by opening a branch office in St. Joseph, Missouri in 2010.

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

Lending Activities

Our principal lending activity is the origination of fixed-rate, one- to four-family residential loans with terms of up to 30 years.  To a lesser extent, we also originate construction/permanent loans to individuals for the construction and permanent financing of one- to four-family dwellings, second mortgage loans and deposit account loans.  We retain in our portfolio all loans that we originate.  During the past two years, our lending programs have expanded to include the origination of commercial real estate loans, commercial business loans and other types of consumer loans.  At December 31, 2010, one- to four-family residential mortgage loans (excluding home equity lines-of-credit) totaled $13.6 million, or 87.8% of our loan portfolio, non residential real estate loans totaled $914,000, or 5.9% of our loan portfolio, real estate construction loans totaled $138,000, or 0.9% of our loan portfolio, and other loans totaled $714,000, or 4.6% of our loan portfolio.  At that date, second mortgage loans, which are included in the one- to four-family residential mortgage loan category, totaled $157,000, or 1.0% of our loan portfolio.

Our lending activities have increased significantly in recent years since Ralph E. Schank was hired in May 2005.  For several years prior to that date, Midwest Federal Savings was not very active in the real estate lending market, but under a new business strategy and with Mr. Schank joining our management team in 2005, Midwest Federal Savings has more actively pursued lending activities.  As a result, we have grown our loan portfolio from $3.3 million at June 30, 2004 to $15.5 million at December 31, 2010.

In accordance with our business plan adopted in connection with the conversion, we have begun to implement a program to continue to expand and diversify our loan portfolio.  Specifically, in addition to our continuing emphasis on one- to four-family residential lending, we intend to diversify our loan portfolio by focusing on the origination of commercial real estate loans, which we expect will represent an increasing portion of our loan portfolio in future years.  In addition, we intend to increase our originations of construction, second mortgage loans, and home equity lines of credit.  To a lesser extent, we intend to originate other types of consumer loans, such as automobile, boat and recreational vehicle loans.  We also began to originate adjustable-rate residential mortgage loans in 2009.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate:
One- to four-family (1)	$13,597	87.83%	$11,595	89.92%
Home equity line-of-credit	118	0.76%	47	0.36%
Non residential	914	5.90%	884	6.86%
Construction	138	0.89%	200	1.55%
Total real estate	14,767	95.38%	12,726	98.69%

Consumer and other loans:
Commercial	579	3.74%	—	0.00%
Other	135	0.88%	169	1.31%
Total consumer and other loans	714	4.62%	169	1.31%

Total loans	15,481	100.00%	12,895	100.00%

Premiums and net deferred loan costs	2		3
Loans in process	—		—
Allowance for loan losses	103		64
Total loans, net	$15,376		$12,828

(1) Includes second mortgage loans.

Loan Portfolio Maturities and Yields.  The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates.  Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family (1)		Commercial (2)		Consumer (3)		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due During the Years Ending December 31,
2011	299	5.42%	500	6.25%	12	8.04%	811	5.97%
2012	—	0.00%	—	0.00%	18	6.49%	18	6.49%
2013	9	5.50%	17	6.75%	85	6.00%	111	6.08%
2014 to 2015	242	5.90%	62	4.77%	20	7.25%	324	5.77%
2016 to 2020	1,013	5.38%	19	6.25%	—	0.00%	1,032	5.40%
2021to 2025	4,441	4.97%	639	5.91%	—	0.00%	5,080	5.09%
2026 and beyond	7,849	5.52%	256	6.44%	—	0.00%	8,105	5.54%

Total	$13,853	5.33%	$1,493	6.08%	$135	6.44%	$15,481	5.42%

(1)      Includes construction and home equity line-of-credit loans.
(2)      Includes non residential real estate loans
(3)      Includes loans on deposit accounts.

The following table sets forth the dollar amount of all fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)

One- to four-family (1)	$12,060	$1,493	$13,553
Commercial (2)	279	714	993
Consumer (3)	123	-	123
Total loans	$12,462	2,207	14,669

(1)      Includes construction and home equity line-of-credit loans.
(2)      Includes non residential real estate loans
(3)      Includes loans on deposit accounts

One- to Four-Family Residential Mortgage Loans.  Our primary lending activity consists of the origination of first mortgage loans secured by one- to four-family residential property located in our market area.  Most of the one- to four-family mortgage loans that we originate are secured by owner-occupied residences, although a portion is secured by investor-owned, non-owner occupied residences.  Loans are generated through Midwest Federal Savings’ existing customers and referrals, real estate brokers and other marketing efforts.  Midwest Federal Savings generally has limited its real estate loan originations to the financing of properties located within its market area and has not made out-of-state loans.  At December 31, 2010, $13.7 million, or 87.8% of our loan portfolio, consisted of one- to four-family residential mortgage loans, including home equity lines-of-credit.

Our residential mortgage loans generally have terms of 15, 20 or 30 years.  Traditionally, we have offered only fixed-rate residential loans.  However, as part of our business plan, we have implemented a program to originate adjustable-rate residential mortgage loans.  Our adjustable rate mortgages are originated with an initial fixed rate period of 3, 5 or 7 years.  Thereafter they adjust annually amortizing up to 30 years from the date of origination.  Most of the loans we originate are retained in our portfolio for long-term investment.  In 2010, we originated five loans totaling $864,000 that were sold in the secondary mortgage market.  Our fixed-rate mortgage loans amortize monthly with principal and interest due each month.  Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

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

Our second mortgage loans are secured by second mortgages on owner-occupied, one- to four-family residences.  Second mortgage loans are generally offered with fixed interest rates and with terms of up to 15 years.  We generally offer second mortgage loans with a maximum loan to value ratio of 90% (including senior liens on the collateral property).  All of the second mortgage loans in our portfolio are junior to our own first mortgages, and are included as one- to four-family real estate loans in the financial schedules.  In 2009, consistent with our business plan, we began originating home equity lines of credit, which totaled $118,000 at December 31, 2010.

The underwriting standards for second mortgage loans include a title review, a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  At December 31, 2010, our largest second mortgage loan had an outstanding balance of $41,000, and was performing in accordance with its terms.

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

We generally limit the maximum loan to value ratio to 80% of the lesser of the appraised value or the purchase price of the property securing the loan, although we will occasionally originate loans with a loan to value ratio up to 90% of the appraised value or purchase price of the property.  As of December 31, 2010, approximately $1.1 million, or 7.1%, of our total loans had loan to value ratios in excess of 80%.  At the time of their origination, approximately 19% of our total loans exceeded a loan to value ratio of 80%.

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

Residential Construction Loans.  On a limited basis, we originate residential construction loans to individuals for the construction and permanent financing of their personal residence.  Our origination of construction/permanent loans has been minimal during recent years, and at December 31, 2010 we had outstanding balances of $138,000, or 0.9% of our loan portfolio.  Our business plan adopted in connection with the conversion contemplates an expansion of our construction loan activity.

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

Non Residential Real Estate Lending.  Our loan policies permit the origination of loans secured by commercial real estate including multi-family dwellings.  Prior to 2009, our loan portfolio has not included significant numbers of such loans.  At December 31, 2010, non residential real estate loans totaled $914,000 or 5.9% of our loan portfolio.  We intend to expand the origination of non residential real estate loans and we expect that such loans will represent a significant portion of our loan portfolio in the future.

Loans secured by non residential real estate generally have larger loan balances and more credit risk than one- to four-family mortgage loans.  The increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.  If the cash flows from the property are reduced, the borrower’s ability to repay the loan may be impaired.  However, commercial real estate loans generally have higher interest rates than loans secured by one- to four-family real estate.

Consumer Loans.  We are authorized to make loans for a variety of personal and consumer purposes.  Currently, our consumer loans consist of deposit account loans, home equity lines of credit, and other loans.  At December 31, 2010, consumer loans totaled $135,000, or 0.9% of total loans.  We intend to expand our consumer loan activities in the future.  Our loans secured by deposit accounts at Midwest Federal Savings are generally made at an interest rate that is 2.0% above the account rate for up to 100% of the account balance and for a term through the next maturity date.

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

Commercial Business Loans. At December 31, 2010, commercial loans totaled $579,000, or 3.7% of total loans.  Going forward, we intend to expand our commercial business loans activities on a limited basis.  We may make secured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes.

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

Loan Originations, Purchases and Sales.  Loan originations are obtained through a variety of sources, including referrals from existing customers and real estate brokers.  We hold most of our loan originations for long-term investment purposes.  In 2010, we originated five loans totaling $864,000 that were sold in the secondary mortgage market.  We have not purchased any loans but may determine to do so in the future.

The following table shows our loan origination, sale and principal repayment activity during the periods indicated.

	Year Ended December 31,
	2010	2009
	(In thousands)

Total loans at beginning of period	$12,895	$10,067
Loans originated:
Real estate:
One- to four-family	6,046	3,324
Home equity line-of-credit	75	127
Commercial	199	675
Construction	232	200
Consumer and other loans:
Commercial	641	—
Other	63	261
Total loans originated	7,256	4,587
Loans purchased	—	—
Deduct:
Principal repayments	3,806	1,759
Loan sales	864	—
Other repayments	—	—
Net loan activity	2,586	2,828
Total loans at end of period	$15,481	$12,895

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation generally, with certain exceptions, to 15% of our unimpaired capital and reserves.  At December 31, 2010, our regulatory limit on loans to one borrower was $993,000.  At that date, our largest lending relationship was $500,000 and was secured by five residential real estate properties located in our primary market area.

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

At December 31,
	2010	2009
(Dollars in thousands)

Non-accrual loans:
Real estate:
One- to four-family	$—	$—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans	—	—
Total non-accrual loans	—	—

Loans delinquent 90 days or more and still accruing:
One- to four-family	—	—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans		—
Total non-performing loans	—	—

Foreclosed assets	—	—

Total non-performing assets	$—	$—

Ratios:
Non-performing loans to total loans	—%	—%
Non-performing assets to total assets	—%	—%

At December 31, 2010 and 2009, Midwest Federal Savings had no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

On the basis of our review of our assets, we had classified or held as special mention the following assets as of the date indicated:

At December 31,
	2010	2009
(In thousands)

Special Mention	$—	$—
Loss	—	—
Doubtful	—	—
Substandard	—	—
Total classified and special mention assets	$—	$—

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the dates indicated.

Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
(Dollars in thousands)

At December 31, 2010
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

Foreclosed and Repossessed Assets.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold.  When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  Holding costs and declines in estimated fair market value result in charges to expense after acquisition.  At December 31, 2010 and 2009, we had no foreclosed real estate and no repossessed assets.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as a loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2010, we had no assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision (OTS), which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2010, we had no classified assets.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses.  We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio.  Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions.  The OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The OTS may require Midwest Federal Savings to make additional provisions for estimated loan losses based upon judgments different from those of management.

The allowance generally consists of specific and general components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  At December 31, 2010 and 2009, no specific components were allocated as we had no classified assets.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

At or For the Years Ended December 31,
	2010	2009
(Dollars in thousands)

Balance at beginning of period	$64	$22

Charge-offs:
Real estate:
One- to four-family	—	—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans
Total charge-offs	—	—

Recoveries:
Real estate:
One- to four-family	—	—
Commercial	—	—
Construction	—	—
Consumer and other loans:
Commercial	—	—
Other	—	—
Total consumer and other loans	—	—
Total recoveries	—	—

Net (charge-offs) recoveries	—	—
Provision for loan losses	39	42

Balance at end of year	$103	$64

Ratios:
Net charge-offs to average loans outstanding (annualized)	—%	—%
Allowance for loan losses to non-performing loans at end of period	—	—
Allowance for loan losses to total loans at end of period	0.66%	0.49%

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

	At December 31,
	2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	$52	$13,597	87.83%	$41	$11,595	89.92%
Home equity line-of-credit	2	118	0.76%	1	47	0.36%
Non residential	9	914	5.90%	8	884	6.86%
Construction	15	138	0.90%	11	200	1.55%
Total real estate	78	14,767	95.39%	61	12,726	98.69%

Consumer and other loans:
Commercial	22	579	3.74%	—	—	0.00%
Other	3	135	0.87%	3	169	1.31%
Total consumer and and other loans	25	714	4.61%	3	169	1.31%

Total loans	$103	$15,481	100.00%	$64	$12,895	100.00%

Investment Activities

General.  We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank (FHLB) of Des Moines, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds.  Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities.  We are also required to maintain an investment in FHLB stock.

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

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320-10 requires that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent.  Securities available-for-sale are reported at fair value, while securities held-to-maturity are reported at amortized cost. We do not maintain a trading portfolio.  Establishing a trading portfolio would require specific authorization by our Board of Directors.

At December 31, 2010, our available-for-sale investment portfolio totaled $3.5 million, or 10.3% of total assets.  We also held $11.9 million in interest-bearing deposits in other institutions and $27,000 in Federal Home Loan Bank of Des Moines stock at December 31, 2010.  Our available-for-sale investment portfolio at December 31, 2010, at amortized cost, consisted of $2.2 million in United States Government and federal agency obligations and $1.2 million of mortgage-backed securities.

United States Government and Federal Agency Obligations.  While United States Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.  At December 31, 2010, our United States Government and federal agency obligations consisted of three fixed-rate FHLB Bonds, one “step up” bond issued by FHLB, one fixed-rate Freddie Mac Note, two “step-up” securities issued by Fannie Mae, and a debenture security issued by Fannie Mae.  A “step-up” security requires the issuer to pay increased interest rates in the future according to pre-determined schedules.

Mortgage-Backed Securities.  We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We have not purchased privately-issued mortgage-backed securities.  We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.  At December 31, 2010, our mortgage-backed securities consisted primarily of mortgage pass-through certificates issued by Freddie Mac.

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

Investment Securities Portfolio.  The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities available for sale:
U.S. Government and federal agency obligations	$2,224	$2,243	$2,014	$2,036
Municipal securities	—	—	95	97
Mortgage-backed securities	1,180	1,232	2,059	2,127
Total securities available- for-sale	$3,404	$3,475	$4,168	$4,260

Investment Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
U.S. Government and federal agency obligations	$—	0.00%	$1,974	2.68%	$250	2.63%	$—	0.00%	$2,224	$2,243	2.67%
Mortgage-backed securities	108	4.02%	354	4.51%	718	4.68%	—	0.00%	1,180	1,232	4.57%
Total	$108	4.02%	$2,328	2.96%	$968	4.15%	$—	0.00%	$3,404	$3,475	3.33%

Sources of Fund

General.  Deposits traditionally have been our primary source of funds for our lending and investment activities.  In addition to deposits, we derive funds primarily from principal and interest payments on loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, money market conditions and competition.  Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and may be used on a longer-term basis for general business purposes.

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

At December 31, 2010, we had a total of $12.7 million in certificates of deposit, of which $4.3 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2010			2009
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW deposits	$554	2.11%	0.25%	$375	2.45%	0.25%
Regular and other savings	12,837	48.80%	1.25%	3,672	24.03%	1.25%
Commercial checking	178	0.67%	0.00%	9	0.07%	0.00%
Total transaction accounts	13,569	51.58%		4,056	26.55%
Certificates of deposit	12,739	48.42%	2.56%	11,223	73.45%	2.92%
Total deposits	$26,308	100.00%	1.83%	$15,279	100.00%	2.45%

As of December 31, 2010, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $2.9 million.  The following table sets forth the maturity of these certificates as of December 31, 2010.

At December 31, 2010
(In thousands)

Three months or less	$204
Over three months through six months	100
Over six months through one year	645
Over one year	1,979

Total	$2,928

The following table sets forth the time deposits in the Bank classified by interest rate as of the dates indicated.

	At December 31,
	2010	2009
	(In thousands)
Interest Rate
Less than 2%	$4,929	$2,629
2.00% - 2.99%	3,687	4,119
3.00% - 3.99%	2,336	2,678
4.00% - 4.99%	1,787	1,797

Total	$12,739	$11,223

The following table sets forth the amount and maturities of time on deposits at December 31, 2010.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 2%	$2,612	$1,987	$330	$—	$4,929	38.69%
2.00% - 2.99%	839	1,320	1,092	436	3,687	28.94%
3.00% - 3.99%	595	468	94	1,179	2,336	18.34%
4.00% - 4.99%	214	—	1,573	—	1,787	14.03%

Total	$4,260	$3,775	$3,089	$1,615	$12,739	100.00%

The following table sets forth our deposit activities for the periods indicated.

	Years Ended December 31,
	2010	2009
	(In thousands)

Beginning balance	$15,279	$16,226
Net deposits (withdrawals) before interest credited	10,692	(1,285)
Interest credited	337	338
Net increase (decrease) in deposits	11,029	(947)
Ending balance	$26,308	$15,279

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

At December 31, 2010 and 2009, we had not established a credit line from the FHLB of Des Moines. We had no FHLB advances or other borrowings outstanding at December 31, 2010 and 2009.

Subsidiary Activities

As a federally chartered savings association, we are permitted by Office of Thrift Supervision regulations to invest up to 2% of our assets in the stock of, or loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations if the additional funds are used for inner-city or community development purposes, and up to 50% of our total capital in conforming loans to service corporations in which we own more than 10% of the capital stock.  In addition to investments in service corporations, we may invest an unlimited amount in operating subsidiaries engaged solely in activities in which Midwest Federal Savings may engage as a federal savings bank.  At December 31, 2010, Midwest Federal Savings had one subsidiary, M.F.S. Financial Services, Inc., which is an inactive insurance agency.

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

Personnel

As of December 31, 2010, we had eight full-time employees and four part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2010, Midwest Federal Savings had no minimum tax credit carry forward.

Net Operating Loss Carryovers.  A financial institution normally may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  For net operating losses arising in tax years ending after December 31, 2007, small business can elect to increase the NOL carryback period from 2 years to 3, 4, or 5 years.  The Company qualifies as a small business.  At December 31, 2010, Midwest Federal Savings had a net operating loss of $260,300 to carry forward for federal income tax purposes.  At December 31, 2010, St. Joseph Bancorp, Inc. had a net operating loss of $187,400 to carry forward for federal income tax purposes.

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

Midwest Federal Savings is subject to the regular state franchise tax at the rate of 7.00% of taxable income derived from Missouri sources.

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

Certain of the regulatory requirements that are applicable to Midwest Federal Savings and St. Joseph Bancorp, Inc. are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Midwest Federal Savings and St. Joseph Bancorp, Inc., and is qualified in its entirety by reference to the actual statutes and regulations.

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like St. Joseph Bancorp, Inc., in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like St. Joseph Bancorp.  These capital requirements are substantially similar to the capital requirements currently applicable to Midwest Federal Savings.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Midwest Federal Savings, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorney generals the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

At December 31, 2010, Midwest Federal Savings’ capital exceeded all applicable requirements.

Midwest Federal Savings’ regulatory capital amounts and ratios are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:

Total capital (to risk-weighted assets)	$6,621,000	50.6%	$1,048,000	8.0%	$1,310,000	10.0%

Tier I capital (to risk-weighted assets)	6,518,000	49.8%	N/A	N/A	786,000	6.0%

Tier I capital (to average assets)	6,518,000	19.8%	1,316,000	4.0%	1,645,000	5.0%

Tangible capital (to adjusted tangible assets)	6,518,000	19.8%	494,000	1.5%	N/A	N/A

As of December 31, 2009:
Total capital (to risk-weighted assets)	$6,866,000	74.2%	$741,000	8.0%	$926,000	10.0%

Tier I capital (to risk-weighted assets)	6,802,000	73.5%	N/A	N/A	555,000	6.0%

Tier I capital (to average assets)	6,802,000	30.7%	886,000	4.0%	1,107,000	5.0%

Tangible capital (to adjusted tangible assets)	6,802,000	30.7%	332,000	1.5%	N/A	N/A

Loans-to-One Borrower.  Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2010, Midwest Federal Savings’ largest lending relationship with a single or related group of borrowers totaled $500,000, which represented 7.7% of unimpaired capital and surplus.  Therefore, Midwest Federal Savings was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act.  At December 31, 2010, Midwest Federal Savings maintained approximately 67% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.  At December 31, 2010, Midwest Federal Savings would be required to obtain approval of the OTS to make any dividends to the Company.

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of 4% or greater of liquid assets to total assets.  For the year ended December 31, 2010, our liquidity ratio averaged 44.83%.

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

At December 31, 2010, Midwest Federal Savings met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institution and credit unions to $250,000 per depositor.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors.  An institution is assigned an assessment rate from 7 to 77.5 basis points based upon the risk category to which it is assigned.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.  As part of a plan to restore the reserve ratio to 1.15%, in 2009 the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, in order to cover losses to the Deposit Insurance Fund resulting from bank failures.  Midwest Federal Savings recorded an expense of $7,912 during the quarter ended June 30, 2009, to reflect the special assessment.  In addition, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.

In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with 3 basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, Midwest Federal Savings prepaid approximately $53,000 in estimated assessment fees.  Because the prepaid assessments represent the prepayment of future expense, they do not affect Midwest Federal Savings’ capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

In November 2010, as required by the Dodd Frank Act, the Federal Deposit Insurance Corporation proposed to revise the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period.  In addition, the proposed revisions would eliminate the adjustment for secured borrowings and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points.  No assurance can be given as to the final form of the proposed regulations or its impact on Midwest Federal Savings.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.

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

The other part of the Temporary Liquidity Guarantee Program provides full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 was assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  On August 26, 2009, the Federal Deposit Insurance Corporation extended the program until June 30, 2010. Institutions had until November 2, 2009 to decide whether to opt out of the extension which became effective on January 1, 2010. An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 was assessed depending on the institution’s risk category.  On June 22, 2010, the Federal Deposit Insurance Corporation adopted a final rule extending the program until December 31, 2010 and retaining the discretion to further extend the program until December 31, 2011. The assessment rate remains the same from the prior extension. We opted not to participate in this component of the Temporary Liquidity Guarantee Program, or in its extensions.

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

Federal Home Loan Bank System.  Midwest Federal Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Des Moines, Midwest Federal Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20th of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater.  As of December 31, 2010, Midwest Federal Savings was in compliance with this requirement.

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

ITEM 2.                    Properties

We conduct our operations from our headquarters office located at 1901 Frederick Avenue, St. Joseph, Missouri 64501 and from our branch office located at 2211 North Belt Highway in St. Joseph, Missouri which we opened in 2010.  In addition to our main office and our branch office, which we own, we also own a parcel of vacant land adjacent to our main office which is available for future expansion.  There are no expansion plans respecting that property at the present time.  The net book value of our premises, land and equipment was $1.1 million at December 31, 2010.

For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.                    Legal Proceedings

St. Joseph Bancorp and Midwest Federal Savings are subject to various legal actions arising in the normal course of business.  At December 31, 2010, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.                    [Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a)           Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “SJBA”. The approximate number of holders of record of St. Joseph Bancorp’s common stock as of March 30, 2011 was 110.  Certain shares of St. Joseph Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. St. Joseph Bancorp began trading on the Electronic Bulletin Board on February 2, 2009.  There is no market price information for our common stock for quarterly periods ended prior to that date.

Stock Listing

The market for our common stock is illiquid.  Our common stock is intermittently quoted on the OTC Electronic Bulletin Board under the symbol “SJBA”.

The approximate number of holders of record of St. Joseph Bancorp’s common stock as of March 31, 2011 was 110.  Certain shares of St. Joseph Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  However we are not aware of any transactions in St. Joseph Bancorp common stock subsequent to our initial public offering in January 2009 at $10 per share.

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements.  However, no decision has been made with respect to the payment of cash dividends and no dividends have been paid to date.  In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

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

Set forth below is information as of December 31, 2010 regarding equity compensation plans. The plan that has been approved by the stockholders is the St. Joseph Bancorp, Inc. 2010 Equity Incentive Plan.  Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	-	N/A	52,768
Equity compensation plans not approved by stockholders	-	N/A	-
Total	-	N/A	52,768

In addition, reference is made to the “Stockholder Information—Stock Listing” section of St. Joseph Bancorp’s 2010 Annual Report to Stockholders, which is incorporated herein by reference.

(b)           Not applicable.

(c)	During the fourth quarter of 2010, the Company did not repurchase any shares of its common stock.

ITEM 6.                    Selected Financial Data

Not applicable to a smaller reporting company.

ITEM 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of St. Joseph Bancorp’s 2010 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.                 Quantitative and Qualitative Disclosures About Market Risk

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of St. Joseph Bancorp’s 2010 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.                    Financial Statements and Supplementary Data

The consolidated financial statements included in St. Joseph Bancorp’s 2010 Annual Report to Stockholders are incorporated herein by reference.

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(B)           Consolidated Balance Sheets

(C)           Consolidated Statements of Operations

(D)           Consolidated Statements of Equity

(E)           Consolidated Statements of Cash Flows

(F)	Notes to Consolidated Financial Statements

Financial Statement Schedules

None.

Exhibits

3.1	Articles of Incorporation of St. Joseph Bancorp*
3.2	Bylaws of St. Joseph Bancorp*
4	Form of Common Stock Certificate of St. Joseph Bancorp*
10.1	Form of Employee Stock Ownership Plan*
10.2	Form of Employment Agreement with Ralph Schank*
10.3	St. Joseph Bancorp, Inc. 2010 Equity Incentive Plan
13           Annual Report to Stockholders
14           Code of Ethics**
21           Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of St. Joseph Bancorp (file no. 333-153541), originally filed with the Securities and Exchange Commission on September 17, 2008.
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

ST. JOSEPH BANCORP, INC.
Date: March 31, 2011	By:	/s/ Ralph E. Schank
Ralph E. Schank
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ralph E. Schank	President and Chief Executive	March 31, 2011
Ralph E. Schank	Officer (Principal Executive and Financial Officer), Director

/s/ Barbara Elder	Chief Accounting Officer	March 31, 2011
Barbara Elder	(Principal Accounting Officer)

/s/ Kirby O. Brooner	Director	March 31, 2011
Kirby O. Brooner

/s/ Billy D. Cole	Executive Vice President and	March 31, 2011
Billy D. Cole	Director

/s/ George T. Hopkins	Director	March 31, 2011
George T. Hopkins

/s/ John R. Wray	Director	March 31, 2011
John R. Wray