Form 10-Q
period 2011-03-31
St. Joseph Bancorp, Inc.
filed 2011-05-16
CIK 1444277

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011
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
YES ☐   NO ☒

As of May 1, 2011, there were issued and outstanding 376,918 shares of the Registrant’s Common Stock.

St. Joseph Bancorp, Inc.
Quarterly Report on Form 10-Q
For The Three Months Ended
March 31, 2011

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(unaudited)

Assets
Cash and due from banks	$1,779,525	$1,736,072
Interest-earning deposits in other institutions	7,643,868	11,915,446
Available-for-sale securities	8,978,078	3,475,406
Loans, net of allowance for loan losses of $103,000
at March 31, 2011 and December 31, 2010	15,441,464	15,375,849
Premises and equipment, net	1,044,917	1,057,746
Federal Home Loan Bank Stock, at cost	26,700	26,700
Interest receivable	99,984	100,803
Other	86,656	95,421

Total assets	$35,101,192	$33,783,443

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Savings, NOW and money market	$12,485,149	$13,569,249
Time	15,254,910	12,738,747

Total deposits	27,740,059	26,307,996

Advances from borrowers for taxes and insurance	58,296	21,232
Interest payable	6,229	520
Deferred income taxes	6,294	3,889
Other liabilities	41,702	44,273

Total liabilities	27,852,580	26,377,910

Temporary Equity
ESOP shares subject to mandatory redemption	22,610	21,105

Stockholders’ Equity
Common stock, $.01 par value, 4,000,000 shares
authorized, 376,918 shares issued and outstanding	3,739	3,739
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none issued or outstanding	-	-
Additional paid-in capital	2,660,524	2,660,524
Retained earnings	4,496,691	4,663,575
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net
of income taxes	65,048	56,590

Total stockholders’ equity	7,226,002	7,384,428

Total liabilities and stockholders’ equity	$35,101,192	$33,783,443

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2011 and 2010
(unaudited)

	March 31, 2011	March 31, 2010
Interest Income
Interest and fees on loans	$214,980	$190,356
Available-for-sale securities	35,974	38,407
Interest-earning deposits	32,839	25,543
Federal Home Loan Bank dividends	202	132

Total interest income	283,995	254,438

Interest Expense
Deposits	121,518	92,833

Net Interest Income	162,477	161,605

Provision for loan losses	-	-

Net Interest Income After Provision for Loan Losses	162,477	161,605

Non-interest Income (loss)
Other	3,449	1,754
Loss on disposal of equipment	(6,735)	-

Total non-interest income (loss)	(3,286)	1,754

Non-interest Expense
Salaries and employee benefits	161,692	113,583
Net occupancy expense	44,320	19,069
Depreciation	13,376	2,597
Legal expense	4,096	11,349
Audit fees and exams	62,830	50,751
Franchise and special taxes	1,831	5,554
Marketing expense	9,407	8,641
Other	29,364	24,351

Total non-interest expense	326,916	235,895

Loss Before Income Taxes	(167,725)	(72,536)

Provision (Credit) for Income Taxes	164	(976)

Net Loss	$(167,889)	$(71,560)

Basic and Diluted Loss Per Common Share	$(0.48)	$(0.21)

Basic Weighted Average Shares Outstanding	348,901	347,896

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2011 and 2010
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive		Paid-in		Comprehensive	Stockholders’
	Income	Common Stock	Capital	Retained Earnings	Income	Equity

Balance, January 1, 2010		$3,739	$2,660,021	$5,131,632	$72,753	$7,868,145

Net loss	(71,560)	-	-	(71,560)	-	(71,560)

Change in unrealized appreciation of available-for-sale securities, net of income taxes of $168	634	-	-	-	634	634
Total comprehensive loss	$(70,926)

Change in redemption value of ESOP shares subject to mandatory redemption		-	-	(628)	-	(628)

ESOP shares committed for release		-	126	-	-	126

Balance, March 31, 2010		$3,739	$2,660,147	$5,059,444	$73,387	$7,796,717

Balance, January 1, 2011		$3,739	$2,660,524	$4,663,575	$56,590	$7,384,428

Net loss	(167,889)	-	-	(167,889)	-	(167,889)

Change in unrealized appreciation of available-for-sale securities, net of income taxes of $2,241	8,458	-	-	-	8,458	8,458
Total comprehensive loss	$(159,431)

Change in redemption value of ESOP shares subject to mandatory redemption		-	-	1,005	-	1,005

Balance, March 31, 2011		$3,739	$2,660,524	$4,496,691	$65,048	$7,226,002

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(unaudited)

	March 31, 2011	March 31, 2010
Operating Activities
Net loss	$(167,889)	(71,560)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,376	5,800
Amortization and accretion of securities	2,751	2,525
Loss on disposal of equipment	6,735	-
Deferred income taxes	164	(976)
Compensation cost on allocated ESOP shares	2,510	2,636
Changes in:
Interest receivable	819	(21,305)
Other assets	8,765	17,693
Other liabilities and interest payable	3,138	(1,018)

Net cash used in operating activities	(129,631)	(66,205)

Investing Activities
Net increase in loans	(65,615)	(120,361)
Purchases of securities	(4,600,000)	(517,435)
Net redemption (purchases) of interest-earning deposits	4,271,578	(905,062)
Proceeds from maturities of securities	-	260,000
Purchases of mortgage backed securities	(1,020,521)	-
Principal reductions of mortgage backed securities	125,797	180,621
Purchases of property and equipment	(7,282)	(1,616)

Net cash used in investment activities	(1,296,043)	(1,103,853)

Financing Activities
Net increase (decrease) in savings, NOW
and money market accounts	(1,084,100)	750,765
Net increase in time deposits	2,516,163	400,557
Net increase in advances from borrowers
for taxes and insurance	37,064	33,579

Net cash provided by financing activities	1,469,127	1,184,901

Increase in Cash and Cash Equivalents	43,453	14,843

Cash and Cash Equivalents, Beginning of Period	1,736,072	1,311,198

Cash and Cash Equivalents, End of Period	$1,779,525	$1,326,041

Supplemental Cash Flows Information

Interest paid	$115,809	$91,977

Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows for the Company.  These adjustments consist only of normal recurring adjustments.  The condensed consolidated balance sheet of the Company, as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The Company’s Annual Report to stockholders for the year ended December 31, 2010, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying consolidated financial statements.  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 – EMPLOYEE STOCK OWNERSHIP PLAN

The Association has an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21).  The ESOP borrowed funds from the Company in an amount sufficient to purchase 30,153 shares.  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association and dividends received by the ESOP.  Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal.  The loan is expected to be repaid over a period of up to 30 years.  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants.  Participants will vest in their accrued benefits under the employee stock ownership plan at the rate of 20 percent per year.  Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Association.  Forfeitures will be reallocated to remaining plan participants.  Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 2 – EMPLOYEE STOCK OWNERSHIP PLAN

The debt of the ESOP is eliminated in consolidation.  Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations.  Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.  ESOP compensation expense was $2,510 and $2,636 for the three months ended March 31, 2011 and 2010, respectively.

A summary of ESOP shares at March 31 are as follows:

	2011	2010

Released shares	$2,010	$1,005
Shares committed for release	251	251
Unreleased shares	27,892	28,897

Total	30,153	30,153

Fair value of unreleased shares	$278,920	$303,419

The Company is obligated, at the option of each beneficiary, to repurchase shares of the ESOP at its current fair market value, upon the beneficiary’s termination or after retirement (“put right”).  The put right feature makes the stock mandatorily redeemable.  Since the redemption feature is not within the sole control of the Company, this obligation has been classified outside of permanent equity, and included within the caption temporary equity on the balance sheet.  The Company accounts for this obligation based on the maximum cash obligation, which is based on the fair value of the underlying equity securities.  At March 31, 2010, the fair value as estimated by an independent third party of the 1,256 shares released and committed for release, held by the ESOP, was $13,188.  At March 31, 2011, the fair value as estimated by an independent third party of the 2,261 shares released and committed for release, held by the ESOP, is $22,610.

NOTE 3 – CURRENT ACCOUNTING DEVELOPMENTS

In April 2011, the Financial Accounting Standards Board (FASB) issued guidance which modifies certain aspects contained in the Receivables topic of FASB ASC 310.  The standard clarifies the guidance on evaluating whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company does not expect the adoption to have a material impact on the condensed consolidated financial statements.

NOTE 4 – LOSS PER SHARE

Loss per share amount is based on the weighted average number of shares outstanding for the period and the net income (loss) applicable to common stockholders.  ESOP shares are excluded from shares outstanding until they have been committed to be released.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 4 – LOSS PER SHARE (CONTINUED)

The following table presents a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated.

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Net loss	$(167,889)	$(71,560)

Average common shares outstanding	348,901	347,896
Average common share stock options outstanding	-	-
Average diluted common shares	348,901	347,896

Loss per share:
Basic	(0.48)	(0.21)
Diluted	(0.48)	(0.21)

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

The amortized cost of available-for-sale securities and their estimated fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011:

U.S. Government agencies	$6,821,342	$40,554	$8,199	$6,853,697
Mortgage-backed securities	2,074,472	49,909	-	2,124,381

	$8,895,814	$90,463	$8,199	$8,978,078

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010:

U.S. Government agencies	$2,223,477	$30,700	$11,201	$2,242,976
Mortgage-backed securities	1,180,364	52,066	-	1,232,430

	$3,403,841	$82,766	$11,201	$3,475,406

All mortgage-backed securities at March 31, 2011 and December 31, 2010 relate to residential mortgages, and were issued by government-sponsored enterprises.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

The amortized cost and fair value of available-for-sale securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$-	$-
One to five years	4,471,342	4,497,911
Six to ten years	2,350,000	2,355,786
Mortgage-backed securities	2,074,472	2,124,381

Totals	$8,895,814	$8,978,078

The following tables shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$691,801	$8,199	$-	$-	$691,801	$8,199

Total temporarily impaired securities	$691,801	$8,199	$-	$-	$691,801	$8,199

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$688,799	$11,201	$-	$-	$688,799	$11,201

Total temporarily impaired securities	$688,799	$11,201	$-	$-	$688,799	$11,201

The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not, the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporary impaired at March 31, 2011 and December 31, 2010.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present the balances of assets measured at fair value on a recurring basis by level at March 31, 2011 and December 31, 2010:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

March 31, 2011

U.S. Government agencies	$6,853,697	$-	$6,853,697	$-

Mortgage-backed securities	2,124,381	-	2,124,381	-

Total	$8,978,078	$-	$8,978,078	$-

December 31, 2010

U.S. Government agencies	$2,242,976	$-	$2,242,976	$-

Mortgage-backed securities	1,232,430	-	1,232,430	-

Total	$3,475,406	$-	$3,475,406	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The Company had no significant assets measured at fair value on a non-recurring basis at March 31, 2011 or December 31, 2010.

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents estimated fair values of the Company’s financial instruments (excluding available-for-sale securities which were previously presented):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$1,779,525	$1,779,525	$1,736,072	$1,736,072
Interest-earning deposits	7,643,868	7,643,868	11,915,446	11,915,446
Loans, net of allowance for loan losses	15,441,464	15,518,242	15,375,849	15,476,510
Federal Home Loan Bank Stock	26,700	26,700	26,700	26,700
Interest receivable	99,984	99,984	100,803	100,803

Financial liabilities
Deposits	27,740,059	28,131,870	26,307,996	26,811,591
Advances from borrowers for taxes and insurance	58,296	58,296	21,232	21,232
Interest payable	6,229	6,229	520	520

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES

One-to Four-Family Residential Mortgage Lending.  One-to four-family residential mortgage loans represent almost 90% of the Company’s loans and are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  The Company offers fixed-rate and Adjustable Rate Mortgage (ARM) loans for both permanent structures and those under construction.  The Company’s one-to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30-years.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to at or below the 80% loan-to-value level, unless the loan is insured by the Federal Housing Administration, guaranteed by Veterans Affairs or guaranteed by the Rural Housing Administration.  Residential loans generally do not include prepayment penalties.

In underwriting one-to four-family residential real estate loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Most properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Board of Directors.  The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.  The Company has not engaged in sub-prime residential mortgage originations.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses was as follows:

Balance, January 1, 2010	$63,500

Provision charged to expense	-

Balance, March 31, 2010	$63,500

Summary of the recorded investment in loans and the allowance for loan losses for the three months ended March 31, 2011:

	1-4 Family	Construction
	Residential	Residential	Nonresidential
	Real Estate	Real Estate	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning	$54,000	$15,000	$9,000	$22,000	$3,000	$103,000
Provision charged to expense	-	-	-	-	-	-

Balance, ending	$54,000	$15,000	$9,000	$22,000	$3,000	$103,000

Ending balance, Individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: General allowance for loan losses	$54,000	$15,000	$9,000	$22,000	$3,000	$103,000

Loans:
Ending balance: Total	$13,799,951	$48,774	$985,556	$576,543	$135,220	$15,546,044

Ending balance: Impaired loans with a valuation allowance	$-	$-	$-	$-	$-	$-

Summary of the recorded investment in loans for December 31, 2010:

	1-4 Family	Construction
	Residential	Residential	Nonresidential
	Real Estate	Real Estate	Real Estate	Commercial	Consumer	Total
Ending balance, Individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Ending balance: General allowance for loan losses	$54,000	$15,000	$9,000	$22,000	$3,000	$103,000

Loans:
Ending balance: Total	$13,714,806	$138,000	$913,589	$579,352	$134,903	$15,480,650

Ending balance: Impaired loans with a valuation allowance	$-	$-	$-	$-	$-	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

In connection with the filing of periodic reports with the OTS and in accordance with the Company’s asset classification policy, management regularly reviews the problem loans in the Company’s portfolio to determine whether any assets require classifications in accordance with applicable regulations.  The following tables sets forth the balance of loans at March 31, 2011 and December 31, 2010 by loan class.  Special mention loans are performing loans on which information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories.  Special mention loans are included with loans 30 to 89 days delinquent in the general valuation of the collateral pledged, if any.  Substandard loans include those characterized by the distinct possibility the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values highly questionable and improbable.

Balance of loans at March 31, 2011 by loan class:

	1-4 Family	Construction
	Residential	Residential	Nonresidential
	Real Estate	Real Estate	Real Estate	Commercial	Consumer	Total

Pass	$13,799,951	$48,774	$985,556	$576,543	$135,220	$15,546,044
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-

	$13,799,951	$48,774	$985,556	$576,543	$135,220	$15,546,044

Balance of loans at December 31, 2010 by loan class:

	1-4 Family	Construction
	Residential	Residential	Nonresidential
	Real Estate	Real Estate	Real Estate	Commercial	Consumer	Total

Pass	$13,714,806	$138,000	$913,589	$579,352	$134,903	$15,480,650
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-

	$13,714,806	$138,000	$913,589	$579,352	$134,903	$15,480,650

Credit profile based on payment activity at March 31, 2011 is as follows:

	1-4 Family	Construction
	Residential	Residential	Nonresidential
	Real Estate	Real Estate	Real Estate	Commercial	Consumer	Total

Performing	$13,799,951	$48,774	$985,556	$576,543	$135,220	$15,546,044
Non-performing	-	-	-	-	-	-

	$13,799,951	$48,774	$985,556	$576,543	$135,220	$15,546,044

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit profile based on payment activity at December 31, 2010 is as follows:

	1-4 Family	Construction
	Residential	Residential	Nonresidential
	Real Estate	Real Estate	Real Estate	Commercial	Consumer	Total

Performing	$13,714,806	$138,000	$913,589	$579,352	$134,903	$15,480,650
Non-performing	-	-	-	-	-	-

	$13,714,806	$138,000	$913,589	$579,352	$134,903	$15,480,650

Impaired loans by loan type as of March 31, 2011 are as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Residential real estate - 1 to 4 family	$-	$-	$-	$-	$-
Residential real estate - Construction	-	-	-	-	-
Nonresidential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	-	-	-	-	-

With an allowance recorded:
Residential real estate - 1 to 4 family	-	-	-	-	-
Residential real estate - Construction	-	-	-	-	-
Nonresidential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	-	-	-	-	-

Total
Residential real estate - 1 to 4 family	-	-	-	-	-
Residential real estate - Construction	-	-	-	-	-
Nonresidential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	-	-	-	-	-

Total	$-	$-	$-	$-	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Impaired loans by loan type as of December 31, 2010 are as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Residential real estate - 1 to 4 family	$-	$-	$-	$-	$-
Residential real estate - Construction	-	-	-	-	-
Nonresidential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	-	-	-	-	-

With an allowance recorded:
Residential real estate - 1 to 4 family	-	-	-	-	-
Residential real estate - Construction	-	-	-	-	-
Nonresidential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	-	-	-	-	-

Total
Residential real estate - 1 to 4 family	-	-	-	-	-
Residential real estate - Construction	-	-	-	-	-
Nonresidential real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer and other	-	-	-	-	-

Total	$-	$-	$-	$-	$-

A schedule of past due loans as of March 31, 2011 is as follows:

						Greater
		Greater				Than
	30 - 89	Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Residential real estate - 1 to 4 family	$-	$-	$-	$13,799,951	$13,799,951	$-
Residential real estate - Construction	-	-	-	48,774	48,774	-
Nonresidential real estate	-	-	-	985,556	985,556	-
Commercial	-	-	-	576,543	576,543	-
Consumer and other	-	-	-	135,220	135,220	-

	$-	$-	$-	$15,546,044	$15,546,044	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

A schedule of past due loans as of December 31, 2010 is as follows:

						Greater
		Greater				Than
	30 - 89	Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Residential real estate - 1 to 4 family	$-	$-	$-	$13,714,806	$13,714,806	$-
Residential real estate - Construction	-	-	-	138,000	138,000	-
Nonresidential real estate	-	-	-	913,589	913,589	-
Commercial	-	-	-	579,352	579,352	-
Consumer and other	-	-	-	134,903	134,903	-

	$-	$-	$-	$15,480,650	$15,480,650	$-

There are no other know problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of March 31, 2011 have remained unchanged from December 31, 2010.  This policy relates to the allowance for loan losses.  This critical accounting policy is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Annual Report on From 10-K for the year ended December 31, 2010.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets increased $1.3 million, or 3.9%, to $35.1 million at March 31, 2011 from $33.8 million at December 31, 2010.  The increase was primarily the result of a $5.5 million increase in available-for-sale securities offset by a $4.3 million decrease in interest-earning deposits in other institutions.  The net increase of total assets was primarily due to our deposit growth.

Net loans receivable increased by $65,000, or 0.4%, to $15.4 million at March 31, 2011 from $15.4 million at December 31, 2010. One- to four-family residential real estate loans (excluding home equity lines-of-credit) increased $100,000, or 0.8%, to $13.7 million at March 31, 2011 from $13.6 million at December 31, 2010.  Home equity lines-of-credit decreased $26,000, or 22.1% to $92,000 at March 31, 2011 from $118,000 at December 31, 2010.  Residential real estate construction loans decreased $89,000, or 64.7%, to $49,000 at March 31, 2011 from $138,000 at December 31, 2010.  Nonresidential real estate loans increased $72,000, or 7.9%, to $986,000 at March 31, 2011 from $914,000 at December 31, 2010.  Commercial loans decreased $2,000, or 0.5%, to $577,000 at March 31, 2011 from $579, 000 at December 31, 2010.  Consumer loans totaled $135,000 at March 31, 2011 and December 31, 2010.

Our allowance for loan losses totaled $103,000 at March 31, 2011 and December 31, 2010.  At March 31, 2011, our allowance for loan losses totaled 0.66% of total loans.  Management will continue to monitor the allowance for loan losses as economic conditions and our performance dictate.  Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Available-for-sale securities increased $5.5 million, or 158.33% to $9.0 million at March 31, 2011 from $3.5 million at December 31, 2010.  The increase was the result of purchases of securities in the amount of $4.6 million, purchases of mortgage backed securities in the amount of $1.0 million, and an increase of $11,000 in fair value offset by $126,000 in principal reductions on mortgage back securities, and amortization of $3,000.

Deposits increased $1.4 million, or 5.4%, to $27.7 million at March 31, 2011 from $26.3 million at December 31, 2010.  Savings, NOW, and money market deposits decreased $1.1 million, or 8.0%, to $12.5 million at March 31, 2011 from $13.6 million at December 31, 2010 offset by time deposits increasing $2.5 million, or 19.8% to $15.3 million at March 31, 2011 from $12.7 million at December 31, 2010.  The overall increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, the opening of an additional full service office, and from calls to existing and potential clients requesting their business.

Total stockholders’ equity decreased $158,000 to $7.2 million at March 31, 2011 from $7.4 million at December 31, 2010.  This decrease was due to a net loss of $168,000 for the three months ended March 31, 2011 and a net change in unrealized appreciation of available-for-sale securities of $8,000.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

General. Net loss increased $96,000 to $(168,000) for the three months ended March 31, 2011 from $(72,000) for the three months ended March 31, 2010.  The primary reasons for the increase were a $91,000 increase in non-interest expense and a loss on disposal of equipment of $7,000 during the three months ended March 31, 2011.

Interest Income. Interest income increased $30,000, or 11.6%, to $284,000 for the three months ended March 31, 2011 from $254,000 for the three months ended March 31, 2010.  The increase in interest income resulted from a $25,000 increase in interest income and fees on loans, and a $7,000 increase in interest income on interest-earning deposits offset by a $2,000 decrease in interest income on available-for-sale securities.

Interest income and fees on loans increased $25,000, or 12.9%, to $215,000 for the three months ended March 31, 2011 from $190,000 for the three months ended March 31, 2010.  The average balance of loans increased $2.5 million, or 19.7%, to $15.5 million for the three months ended March 31, 2011 from $13.0 million for the three months ended March 31, 2010.  In addition, the average yield decreased to 5.39% for the three months ended March 31, 2011 from 5.80% for the three months ended March 31, 2010.  The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans and increases in commercial loans.

Interest income on available-for-sale securities decreased $2,000, or 6.3%, to $36,000 for the three months ended March 31, 2011 from $38,000 for the three months ended March 31, 2010.  This decrease was due to a decrease in the average yield on the securities portfolio to 2.66% for the three months ended March 31, 2011 from 3.76% for the three months ended March 31, 2010.  In addition, there was an increase in the average balance of investment securities to $5.4 million for the three months ended March 31, 2011 from $4.1 million for the three months ended March 31, 2010.

Interest income on interest-earning deposits increased $7,000, or 28.6%, to $33,000 for the three months ended March 31, 2011 from $26,000 for the three months ended March 31, 2010.  The average balance of interest-earning deposits increased $6.9 million, or 143.6%, to $11.8 million for the three months ended March 31, 2011 from $4.9 million for the three months ended March 31, 2010.  In addition, the average yield on interest-earning deposits decreased to 1.11% for the three months ended March 31, 2011 from 1.73% for the three months ended March 31, 2010.

Interest Expense. Interest expense increased $29,000, or 30.9%, to $122,000 for the three months ended March 31, 2011 from $93,000 for the three months ended March 31, 2010.  The increase in interest expense on interest-bearing deposits was due to an increase in the average balances.  We experienced increases in the average balances of certificates of deposits and in the savings accounts and NOW account categories.  There was an $11.1 million, or 69.7%, increase in the average balance of interest-bearing deposits to $26.9 million for the three months ended March 31, 2011 from $15.8 million for the three months ended March 31, 2010.  The average rate paid on interest-bearing deposits decreased 53 basis points to 1.82% for the three months ended March 31, 2011 from 2.35% for the three months ended March 31, 2010.

Provision for Loan Losses.  The provision for loan losses is evaluated on a regular basis by our management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  The provision for loan losses was $-0- for the three months ended March 31, 2011 and 2010. There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the three months ended March 31, 2011 or 2010.

Recent weakness in economic conditions have had a severe impact on nationwide housing and financial markets, and the financial services industry in general.  Continuation of these trends could adversely affect the local housing, construction and banking industries, and weaken the local economy.  If borrowers are negatively affected by future adverse economic conditions, our non-performing assets may increase.  The allowance for loan losses as a percentage of total loans was 0.66% at March 31, 2011 and December 31, 2010.  We used the same methodology in calculating the provision for loan losses during each of the three months ended March 31, 2011 and March 31, 2010.

Non-interest Income (Loss).  Non-interest income (loss) was $(3,000) for the three months ended March 31, 2011 as compared to $2,000 for the three months ended March 31, 2010.  The decrease was primarily the result of the loss of disposal of equipment of $7,000 offset by additional fees of $1,000 generated by loans sold in the secondary market.

Non-interest Expense.  Non-interest expense increased $91,000, or 28.6%, to $327,000 for the three months ended March 31, 2011 from $236,000 for the three months ended March 31, 2010.  Salaries and employee benefits expense increased $48,000 to $162,000 for the three months ended March 31, 2011 from $114,000 for the three months ended March 31, 2010 due to increased staffing and ESOP expense.  Net occupancy expense increased $25,000 to $44,000 for the three months ended March 31, 2011 from $19,000 for the three months ended March 31, 2010 due to increased expenses resulting from the purchase of an additional branch office.  Depreciation expense increased $10,000 to $13,000 for the three months ended March 31, 2011 from $3,000 for the three months ended March 31, 2010 due to the purchase of an additional branch office.  Legal expense decreased $7,000 to $4,000 for the three months ended March 31, 2011 from $11,000 for the three months ended March 31, 2010 primarily due to a reduction in fees related to our public filings.  Audit fees and expenses increased $12,000 to $63,000 for the three months ended March 31, 2011 from $51,000 for the three months ended March 31, 2010.  Franchise and special taxes decreased $4,000 to $2,000 for the three months ended March 31, 2011 from $6,000 for the three months ended March 31, 2010 due to decreased FICA and unemployment taxes.  Other expense increased $5,000 to $29,000 for the three months ended March 31, 2011 from $24,000 for the three months ended March 31, 2010 primarily due to increased FDIC assessments and increased miscellaneous operating expenses during the same period.

Income Tax Expense (Benefit).  The provision (credit) for income taxes increased by $1,000 to $-0- for the three months ended March 31, 2011 from $(1,000) for the three months ended March 31, 2010.

Liquidity and Capital Resources

Our Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2011.

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

Our most liquid assets are cash and cash equivalents and interest-earning deposits in other institutions.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2011, cash and cash equivalents totaled $1.8 million and interest-earning deposits in other institutions totaled $7.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $9.0 million at March 31, 2011.  On March 31, 2011, we had no outstanding borrowings from the Federal Home Loan Bank of Des Moines.  We have the ability to borrow from the Federal Home Loan Bank of Des Moines, although we have not currently established any credit lines.

At March 31, 2011 and December 31, 2010, we had no loan commitments outstanding.  In addition, at March 31, 2011 we had unused lines-of-credit to borrowers totaling $227,000.  At December 31, 2010, we had unused lines-of-credit to borrowers of $239,000.  Certificates of deposit due within one year of March 31, 2011 totaled $7.6 million, or 27.5% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans, and purchasing interest-earning deposits and securities.  During the three months ended March 31, 2011 and 2010, we originated $1.5 million and $398,000, respectively, of loans.  During the three months ended March 31, 2011 and 2010, we had net (purchases) redemptions of interest-earning deposits in other institution totaling $4.3 million and $(905,000), respectively.  During those periods, we had net increases in available-for-sale securities of $5.5 million and $75,000, respectively.

Financing activities consist primarily of activity in deposit accounts.  We experienced a net increase in total deposits of $1.4 million for the three months ended March 31, 2011, and a net increase in total deposits of $1.2 million for the three months ended March 31, 2010.  The 2011 increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, and from calls to existing and potential clients requesting their business.  The 2010 deposit flows were affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

The Company and the Association are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2011 and December 31, 2010, the Company and the Association exceeded all regulatory capital requirements.  The Company and the Association are considered “well capitalized” under regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

St. Joseph Bancorp and Midwest Federal Savings are subject to various legal actions arising in the normal course of business.  At March 31, 2011, we were not involved in any legal proceedings, the outcome of which we believe to be material to our financial condition or results of operations.

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

ST. JOSEPH BANCORP, INC. Registrant

Date: May 16, 2011	By: /s/ Ralph E. Schank
President and Chief Executive Officer (Principal Executive and Financial Officer)