Form 10-Q
period 2011-06-30
St. Joseph Bancorp, Inc.
filed 2011-08-15
CIK 1444277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011
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
YES ☒   NO ☐

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
 YES ☐   NO ☒

As of August 1, 2011, there were issued and outstanding 376,918 shares of the Registrant’s Common Stock.

St. Joseph Bancorp, Inc.
Quarterly Report on Form 10-Q
For The Three and Six Months Ended
June 30, 2011

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(unaudited)
Assets

Cash and due from banks	$1,917,128	$1,736,072
Interest-earning deposits in other institutions	8,740,486	11,915,446
Available-for-sale securities	7,337,957	3,475,406
Loans, net of allowance for loan losses of $122,000 at June 30, 2011 and $103,000 at December 31, 2010	17,142,298	15,377,650
Premises and equipment, net	1,033,932	1,057,746
Federal Home Loan Bank Stock, at cost	39,600	26,700
Interest receivable	132,168	100,803
Other assets	48,033	93,620

Total assets	$36,391,602	$33,783,443

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Savings, NOW and money market	$14,438,386	$13,569,249
Time	14,628,660	12,738,747

Total deposits	29,067,046	26,307,996

Advances from borrowers for taxes and insurance	105,484	21,232
Interest payable	2,348	520
Deferred income taxes	14,796	3,889
Other liabilities	41,009	44,273

Total liabilities	29,230,683	26,377,910

Temporary Equity
ESOP shares subject to mandatory redemption	25,120	21,105

Stockholders’ Equity
Common stock, $.01 par value, 4,000,000 shares authorized, 376,918 shares issued and outstanding	3,739	3,739
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	2,660,524	2,660,524
Retained earnings	4,359,980	4,663,575
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes	111,556	56,590

Total stockholders’ equity	7,135,799	7,384,428

Total liabilities and stockholders’ equity	$36,391,602	$33,783,443

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$224,644	$204,925	$439,624	$395,281
Available-for-sale securities	50,562	37,674	86,536	76,081
Interest-earning deposits	33,009	25,085	65,848	50,628
Federal Home Loan Bank dividends	197	129	399	261

Total interest income	308,412	267,813	592,407	522,251

Interest Expense
Deposits	118,706	93,916	240,224	186,749

Net Interest Income	189,706	173,897	352,183	335,502

Provision for Loan Losses	19,000	35,500	19,000	35,500

Net Interest Income After Provision for Loan Losses	170,706	138,397	333,183	300,002

Non-interest Income
Other	11,096	2,382	14,545	4,136
Loss on disposal of equipment	-	-	(6,735)	-
Total non-interest income	11,096	2,382	7,810	4,136

Non-interest Expense
Salaries and employee benefits	174,689	139,908	336,381	253,491
Net occupancy expense	37,744	27,061	82,064	46,130
Depreciation	13,311	2,890	26,687	5,487
Legal expense	12,524	16,283	16,620	27,632
Audit fees and exams	25,608	42,523	88,438	93,274
Franchise and special taxes	209	7,266	2,040	12,820
Marketing expense	12,321	11,746	21,728	20,387
Other	45,931	35,631	75,295	59,982

Total non-interest expense	322,337	283,308	649,253	519,203

Loss Before Income Taxes	(140,535)	(142,529)	(308,260)	(215,065)

Credit for Income Taxes	(3,824)	(6,844)	(3,660)	(7,820)

Net Loss	$(136,711)	$(135,685)	(304,600)	$(207,245)

Basic Loss Per Share	$(0.39)	$(0.39)	$(0.87)	$(0.60)

Basic Weighted Average Shares Outstanding	349,152	348,147	349,026	348,021

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2011 and 2010
(unaudited)

					Accumulated
			Additional		Other	Total
	Comprehensive		Paid-in		Comprehensive	Stockholders’
	Income	Common Stock	Capital	Retained Earnings	Income	Equity

Balance, January 1, 2010		$3,739	$2,660,021	$5,131,632	$72,753	$7,868,145

Net loss	(207,245)	-	-	(207,245)	-	(207,245)

Change in unrealized appreciation of available-for-sale securities, net of income taxes of $6,147	23,195	-	-	-	23,195	23,195
Total comprehensive loss	$(184,050)

Change in redemption value of ESOP shares subject to mandatory redemption		-	-	(754)	-	(754)

ESOP shares committed for release		-	252	-	-	252

Balance, June 30, 2010		$3,739	$2,660,273	$4,923,633	$95,948	$7,683,593

Balance, January 1, 2011		$3,739	$2,660,524	$4,663,575	$56,590	$7,384,428

Net loss	(304,600)	-	-	(304,600)	-	(304,600)

Change in unrealized appreciation of available-for-sale securities, net of income taxes of $14,568	54,966	-	-	-	54,966	54,966
Total comprehensive loss	$(249,634)

Change in redemption value of ESOP shares subject to mandatory redemption		-	-	1,005	-	1,005

Balance, June 30, 2011		$3,739	$2,660,524	$4,359,980	$111,556	$7,135,799

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(unaudited)

	June 30, 2011	June 30, 2010
Operating Activities
Net loss	$(304,600)	$(207,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,687	12,122
Amortization and accretion of securities	6,163	4,930
Provision for loan losses	19,000	35,500
Loss on disposal of equipment	6,735	-
Deferred income taxes	(3,660)	(7,820)
Compensation cost on allocated ESOP shares	5,020	5,272
Changes in:
Interest receivable	(31,365)	(13,312)
Other assets	45,587	46,064
Other liabilities and interest payable	(1,436)	43,758

Net cash used in operating activities	(231,869)	(80,731)

Investing Activities
Net increase in loans	(1,783,648)	(1,523,108)
Purchases of securities	(4,600,000)	(517,435)
Net redemption (purchases) of interest-earning deposits	3,174,960	(507,475)
Proceeds from maturities of securities	1,500,000	1,015,000
Purchases of Federal Home Loan Bank stock	(12,900)	(500)
Purchases of mortgage backed securities	(1,020,521)	-
Principal reductions of mortgage backed securities	321,340	472,178
Purchases of property and equipment	(9,608)	(591,654)

Net cash used in investment activities	(2,430,377)	(1,652,994)

Financing Activities
Net increase in savings, NOW and money market accounts	869,137	1,562,045
Net increase in time deposits	1,889,913	458,740
Net increase in advances from borrowers for taxes and insurance	84,252	54,914

Net cash provided by financing activities	2,843,302	2,075,699

Increase in Cash and Cash Equivalents	181,056	341,974

Cash and Cash Equivalents, Beginning of Period	1,736,072	1,311,198

Cash and Cash Equivalents, End of Period	$1,917,128	$1,653,172

Supplemental Cash Flows Information

Interest paid	$238,396	$187,248

Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of  St. Joseph Bancorp, Inc.’s (“the Company”) management, necessary to fairly present the financial position, results of operations and cash flows for the Company.  These adjustments consist only of normal recurring adjustments.  The condensed consolidated balance sheet of the Company, as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The Company’s Annual Report to stockholders for the year ended December 31, 2010, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying condensed consolidated financial statements.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

The condensed consolidated financial statements include the accounts of St. Joseph Bancorp, as well as its wholly owned subsidiaries, Midwest Federal Savings and Loan Association (“the Association”) and MFS Financial Services, Inc., an insurance agency, which is currently inactive.  All significant intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and changes in cash flows have been made.

The Company operates in a highly regulated environment and is subject to extensive regulation, supervision and examination.  Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.  Such regulation and supervision govern the activities in which an institution may engage and are intended primarily for the protection of the Association, its depositors and the FDIC.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets held by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing banks, could have a material impact on the Company’s operations.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act was recently signed into law by the President.  The effect of this new law on the banking industry and on the Company is uncertain at the present time given that many of the changes will be implemented through regulatory rules that have yet to be proposed or adopted.

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 2 – EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

The debt of the ESOP is eliminated in consolidation.  Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations.  Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.  ESOP compensation expense was $5,020 and $5,272 for the six months ended June 30, 2011 and 2010, respectively.

A summary of ESOP shares at June 30 are as follows:

	2011	2010

Released shares	$2,010	$1,005
Shares committed for release	502	502
Unreleased shares	27,641	28,646

Total	30,153	30,153

Fair value of unreleased shares	$276,410	$300,783

The Company is obligated, at the option of each beneficiary, to repurchase shares of the ESOP at its current fair market value, upon the beneficiary’s termination or after retirement (“put right”).  The put right feature makes the stock mandatorily redeemable.  Since the redemption feature is not within the sole control of the Company, this obligation has been classified outside of permanent equity, and included within the caption temporary equity on the balance sheet.  The Company accounts for this obligation based on the maximum cash obligation, which is based on the fair value of the underlying equity securities.  At June 30, 2010, the fair value as estimated by an independent third party of the 1,507 shares released and committed for release, held by the ESOP, was $15,824.  At June 30, 2011, the fair value as estimated by an independent third party of the 2,512 shares released and committed for release, held by the ESOP, is $25,120.

NOTE 3 – CURRENT ACCOUNTING DEVELOPMENTS

In April 2011, the Financial Accounting Standards Board (FASB) issued guidance which modifies certain aspects contained in the Receivables topic of FASB ASC 310.  The standard clarifies the guidance on evaluating whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Accounting Standards Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company does not expect the adoption to have a material impact on the condensed consolidated financial statements.

In June 2011, the FASB issued guidance on comprehensive income to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The guidance is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 3 – CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

In May 2011, the FASB issued guidance to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  This guidance clarifies the application of existing fair value measurement requirements, changes certain principles and requires additional fair value disclosures.  The adoption of this guidance is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

NOTE 4 – LOSS PER SHARE

Loss per share amount is based on the weighted average number of shares outstanding for the period and the net income (loss) applicable to common stockholders.  ESOP shares are excluded from shares outstanding until they have been committed to be released.

The following table presents a reconciliation of basic loss per share to diluted loss per share for the periods indicated.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10

Net loss	$(136,711)	$(135,685)	$(304,600)	$(207,245)

Average common shares outstanding	349,152	348,147	349,026	348,021
Average common share stock options outstanding	-	-	-	-
Average diluted common shares	349,152	348,147	349,026	348,021

Loss per share:
Basic	$(0.39)	$(0.39)	$(0.87)	$(0.60)
Diluted	(0.39)	(0.39)	(0.87)	(0.60)

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

The amortized cost of available-for-sale securities and their estimated fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011:

U.S. Government agencies	$5,319,199	$74,298	$-	$5,393,497
Mortgage-backed securities	1,877,660	66,800	-	1,944,460

	$7,196,859	$141,098	$-	$7,337,957

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010:

U.S. Government agencies	$2,223,477	$30,700	$11,201	$2,242,976
Mortgage-backed securities	1,180,364	52,066	-	1,232,430

	$3,403,841	$82,766	$11,201	$3,475,406

All mortgage-backed securities at June 30, 2011 and December 31, 2010 relate to residential mortgages, and were issued by government-sponsored enterprises.

The amortized cost and fair value of available-for-sale securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Within one year	$255,843	$259,658
One to five years	1,713,357	1,755,672
Six to ten years	3,350,000	3,378,168
Mortgage-backed securities	1,877,659	1,944,459

Totals	$7,196,859	$7,337,957

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010.  There were no unrealized losses at June 30, 2011.

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$688,799	$11,201	$-	$-	$688,799	$11,201

Total temporarily impaired securities	$688,799	$11,201	$-	$-	$688,799	$11,201

The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not, the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporary impaired at December 31, 2010.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The following tables present the balances of assets measured at fair value on a recurring basis by level at June 30, 2011 and December 31, 2010:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)
June 30, 2011
U.S. Government agencies	$5,393,497	$-	$5,393,497	$-
Mortgage-backed securities	1,944,460	-	1,944,460	-
Total	$7,337,957	$-	$7,337,957	$-

December 31, 2010
U.S. Government agencies	$2,242,976	$-	$2,242,976	$-
Mortgage-backed securities	1,232,430	-	1,232,430	-
Total	$3,475,406	$-	$3,475,406	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The Company had no significant assets measured at fair value on a non-recurring basis at June 30, 2011 or December 31, 2010.

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
June 30, 2011
(Unaudited)

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents estimated fair values of the Company’s financial instruments (excluding available-for-sale securities which were previously presented):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$1,917,128	$1,917,128	$1,736,072	$1,736,072
Interest-earning deposits	8,740,486	8,740,486	11,915,446	11,915,446
Loans, net of allowance for loan losses	17,142,298	17,345,377	15,375,849	15,476,510
Federal Home Loan Bank Stock	39,600	39,600	26,700	26,700
Interest receivable	132,168	132,168	100,803	100,803

Financial liabilities
Deposits	29,067,046	29,468,827	26,307,996	26,811,591
Advances from borrowers for taxes and insurance	105,484	105,484	21,232	21,232
Interest payable	2,348	2,348	520	520

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES

One-to Four-Family Residential Mortgage Lending.  One-to four-family residential mortgage loans represent amounts ranging from 80% - 90% of the Company’s loans and are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  The Company offers fixed-rate and Adjustable Rate Mortgage (ARM) loans for both permanent structures and those under construction.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Most properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Board of Directors.  The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.  The Company has not engaged in sub-prime residential mortgage originations.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses was as follows:

	2011	2010

Balance, January 1	$103,000	$63,500

Provision charged to expense	19,000	35,500

Balance, June 30	$122,000	$99,000

Summary of the recorded investment in loans and the allowance for loan losses for the three and six months ended June 30, 2011:

		1-4 Family
		Residential
	1-4 Family	Real Estate	Construction
	Residential	Lines-of-	Residential	Nonresidential
	Real Estate	Credit	Real Estate	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning April 1, 2011	$52,000	$2,000	$15,000	$9,000	$22,000	$3,000	$103,000
Provision charged to expense	-	-	-	19,000	-	-	19,000

Balance, ending June 30, 2011	$52,000	$2,000	$15,000	$28,000	$22,000	$3,000	$122,000

Allowance for loan losses:
Balance, beginning January 1, 2011	$52,000	$2,000	$15,000	$9,000	$22,000	$3,000	$103,000
Provision charged to expense	-	-	-	19,000	-	-	19,000

Balance, ending June 30, 2011	$52,000	$2,000	$15,000	$28,000	$22,000	$3,000	$122,000

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-

Ending balance: General allowance for loan losses	$52,000	$2,000	$15,000	$28,000	$22,000	$3,000	$122,000

Loans:
Ending balance: Total	$13,541,105	$93,200	$238,281	$2,611,836	$579,146	$200,730	$17,264,298

Ending balance: Impaired loans with a valuation allowance	$-	$-	$-	$-	$-	$-	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Summary of the recorded investment in loans for December 31, 2010:

1-4 Family
Residential
Real Estate
Home
	1-4 Family	Equity	Construction
	Residential	Lines-of-	Residential	Nonresidential
	Real Estate	Credit	Real Estate	Real Estate	Commercial	Consumer	Total

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-

Ending balance: General allowance for loan losses	$52,000	$2,000	$15,000	$9,000	$22,000	$3,000	$103,000

Loans:
Ending balance: Total	$13,596,957	$117,849	$138,000	$913,589	$579,352	$134,903	$15,480,650

Ending balance: Impaired loans with a valuation allowance	$-	$-	$-	$-	$-	$-	$-

In connection with the filing of periodic reports with the OTS and in accordance with the Company’s asset classification policy, management regularly reviews the problem loans in the Company’s portfolio to determine whether any assets require classifications in accordance with applicable regulations.  The following tables set forth the balance of loans at June 30, 2011 and December 31, 2010 by loan class.  Special mention loans are performing loans on which information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories.  Special mention loans are included with loans 30 to 89 days delinquent in the general valuation of the collateral pledged, if any.  Substandard loans include those characterized by the distinct possibility the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values highly questionable and improbable.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Balance of loans at June 30, 2011 by loan class:

1-4 Family
Residential
Real Estate
Home
	1-4 Family	Equity	Construction
	Residential	Lines-of-	Residential	Nonresidential
	Real Estate	Credit	Real Estate	Real Estate	Commercial	Consumer	Total

Pass	$13,541,105	$93,200	$238,281	$2,611,836	$579,146	$200,730	$17,264,298
Special Mention	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-

	$13,541,105	$93,200	$238,281	$2,611,836	$579,146	$200,730	$17,264,298

Balance of loans at December 31, 2010 by loan class:

1-4 Family
Residential
Real Estate
Home
	1-4 Family	Equity	Construction
	Residential	Lines-of-	Residential	Nonresidential
	Real Estate	Credit	Real Estate	Real Estate	Commercial	Consumer	Total

Pass	$13,596,957	$117,849	$138,000	$913,589	$579,352	$134,903	$15,480,650
Special Mention	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-

	$13,596,957	$117,849	$138,000	$913,589	$579,352	$134,903	$15,480,650

Credit profile based on payment activity at June 30, 2011 is as follows:

		1-4 Family
		Residential
		Real Estate
		Home
	1-4 Family	Equity	Construction
	Residential	Lines-of-	Residential	Nonresidential
	Real Estate	Credit	Real Estate	Real Estate	Commercial	Consumer	Total

Performing	$13,541,105	$93,200	$238,281	$2,611,836	$579,146	$200,730	$17,264,298
Non-performing	-	-	-	-	-	-	-

	$13,541,105	$93,200	$238,281	$2,611,836	$579,146	$200,730	$17,264,298

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit profile based on payment activity at December 31, 2010 is as follows:

		1-4 Family
		Residential
		Real Estate
		Home
	1-4 Family	Equity	Construction
	Residential	Lines-of-	Residential	Nonresidential
	Real Estate	Credit	Real Estate	Real Estate	Commercial	Consumer	Total

Performing	$13,596,957	$117,849	$138,000	$913,589	$579,352	$134,903	$15,480,650
Non-performing	-	-	-	-	-	-	-

	$13,596,957	$117,849	$138,000	$913,589	$579,352	$134,903	$15,480,650

Impaired loans by loan type as of June 30, 2011 are as follows:

		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded::
Residential real estate - 1 to 4 family	$-	$-	$-	-	$-

Residential real estate - Construction	-	-	-	-	-

Nonresidential real estate	-	-	-	-	-

Commercial	-	-	-	-	-

Consumer and other	-	-	-	-	-

With an allowance recorded:
Residential real estate - 1 to 4 family	-	-	-	-	-

Residential real estate - Construction	-	-	-	-	-

Nonresidential real estate	-	-	-	-	-

Commercial	-	-	-	-	-

Consumer and other	-	-	-	-	-

Total
Residential real estate - 1 to 4 family	-	-	-	-	-

Residential real estate - Construction	-	-	-	-	-

Nonresidential real estate	-	-	-	-	-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Commercial	-	-	-	-	-

Consumer and other	-	-	-	-	-

Total	$-	$-	$-	$-	$-

Impaired loans by loan type as of December 31, 2010 are as follows:

		Unpaid		Average	Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded::
Residential real estate - 1 to 4 family	$-	$-	$-	$-	$-

Residential real estate - Construction	-	-	-	-	-

Nonresidential real estate	-	-	-	-	-

Commercial	-	-	-	-	-

Consumer and other	-	-	-	-	-

With an allowance recorded:	-	-	-	-	-
Residential real estate - 1 to 4 family
	-	-	-	-	-
Residential real estate - Construction
	-	-	-	-	-
Nonresidential real estate
	-	-	-	-	-
Commercial
	-	-	-	-	-
Consumer and other
	-	-	-	-	-
Total
Residential real estate - 1 to 4 family	-	-	-	-	-

Residential real estate - Construction	-	-	-	-	-

Nonresidential real estate	-	-	-	-	-

Commercial	-	-	-	-	-

Consumer and other	-	-	-	-	-

Total	$-	$-	$-	$-	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

A schedule of past due loans as of June 30, 2011 is as follows:

						Greater
		Greater				Than
	30 - 89	Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Residential real estate - 1 to 4 family	$-	$-	$-	$13,541,105	$13,541,105	$-
Residential real estate - 1 to 4 family home equity lines-of-credit	-	-	-	93,200	93,200	-
Residential real estate - construction	-	-	-	238,281	238,281	-
Nonresidential real estate	-	-	-	2,611,836	2,611,836	-
Commercial	-	-	-	579,146	579,146	-
Consumer and other	-	-	-	200,730	200,730	-

	$-	$-	$-	$17,264,298	$17,264,298	$-

A schedule of past due loans as of December 31, 2010 is as follows:

						Greater
		Greater				Than
	30 - 89	Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Residential real estate - 1 to 4 family	$-	$-	$-	$13,596,957	$13,596,957	$-
Residential real estate - 1 to 4 family home equity lines-of-credit	-	-	-	117,849	117,849	-
Residential real estate - construction	-	-	-	138,000	138,000	-
Nonresidential real estate	-	-	-	913,589	913,589	-
Commercial	-	-	-	579,352	579,352	-
Consumer and other	-	-	-	134,903	134,903	-

	$-	$-	$-	$15,480,650	$15,480,650	$-

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of June 30, 2011 have remained unchanged from December 31, 2010.  This policy relates to the allowance for loan losses.  This critical accounting policy is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Annual Report on From 10-K for the year ended December 31, 2010.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets increased $2.6 million, or 7.7%, to $36.4 million at June 30, 2011 from $33.8 million at December 31, 2010.  The increase was primarily the result of a $3.8 million increase in available-for-sale securities and a $1.7 million increase in loans offset by a $3.2 million decrease in interest-earning deposits in other institutions. The net increase of total assets was primarily due to our deposit growth.

Net loans receivable increased by $1.7 million, or 11.5%, to $17.1 million at June 30, 2011 from $15.4 million at December 31, 2010. One- to four-family residential real estate loans (excluding home equity lines-of-credit) decreased $56,000, or 0.4%, to $13.5 million at June 30, 2011 from $13.6 million at December 31, 2010.  Home equity lines-of-credit decreased $25,000, or 20.9% to $93,000 at June 30, 2011 from $118,000 at December 31, 2010.  Residential real estate construction loans increased $100,000, or 72.7%, to $238,000 at June 30, 2011 from $138,000 at December 31, 2010.  Nonresidential real estate loans increased $1.7 million, or 185.9%, to $2.6 million at June 30, 2011 from $914,000 at December 31, 2010.  The increase in nonresidential real estate loans is primarily due to originating three loans during the three months ended June 30, 2011 in the amounts of $761,000, $905,000, and $70,000. There were nine nonresidential real estate loans totaling $2.6 million at June 30, 2011. Commercial loans totaled $579,000 at June 30, 2011 and December 31, 2010.  Consumer loans increased $66,000, or 48.8%, to $201,000 at June 30, 2011 from $135,000 at December 31, 2010.

Our allowance for loan losses totaled $122,000 at June 30, 2011 and $103,000 at December 31, 2010.  At June 30, 2011, our allowance for loan losses totaled 0.71% of total loans.  Management will continue to monitor the allowance for loan losses as economic conditions and our performance dictate.  Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Available-for-sale securities increased $3.8 million, or 111.14% to $7.3 million at June 30, 2011 from $3.5 million at December 31, 2010.  The increase was the result of purchases of securities in the amount of $4.6 million, purchases of mortgage backed securities in the amount of $1.0 million, and an increase of $70,000 in fair value offset by $321,000 in principal reductions on mortgage back securities, $1.5 million in maturities and amortization of $6,000.

Deposits increased $2.8 million, or 10.49%, to $29.1 million at June 30, 2011 from $26.3 million at December 31, 2010.  Savings, NOW, and money market deposits increased $869,000, or 6.4%, to $14.4 million at June 30, 2011 from $13.6 million at December 31, 2010 and time deposits increased $1.9 million, or 14.84%, to $14.6 million at June 30, 2011 from $12.7 million at December 31, 2010.  The overall increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, the opening of an additional full service office, and from calls to existing and potential clients requesting their business.

Total stockholders’ equity decreased $250,000 to $7.1 million at June 30, 2011 from $7.4 million at December 31, 2010.  This decrease was due to a net loss of $305,000 for the six months ended June 30, 2011 and a net change in unrealized appreciation of available-for-sale securities of $55,000.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and June 30, 2010

General. Net loss increased $98,000 to $(305,000) for the six months ended June 30, 2011 from $(207,000) for the six months ended June 30, 2010.  The increase in the net loss resulted primarily from a $130,000 increase in non-interest expense, a decrease in the credit for income taxes of $4,000, a $53,000 increase in interest expense and a loss on disposal of equipment of $7,000 during the six months ended June 30, 2011, offset by an increase in interest income of $70,000, a decrease in provision for loan losses of $17,000, and additional fees of $9,000 generated by loans sold in the secondary market.

Interest Income. Interest income increased $70,000, or 13.4%, to $592,000 for the six months ended June 30, 2011 from $522,000 for the six months ended June 30, 2010.  The increase in interest income resulted primarily from a $45,000 increase in interest income and fees on loans, and a $15,000 increase in interest income on interest-earning deposits, and a $11,000 increase in interest income on available-for-sale securities.

Interest income and fees on loans increased $45,000, or 11.2%, to $440,000 for the six months ended June 30, 2011 from $395,000 for the six months ended June 30, 2010.  The average balance of loans increased $2.6 million, or 19.4%, to $15.9 million for the six months ended June 30, 2011 from $13.3 million for the six months ended June 30, 2010.  In addition, the average yield decreased to 5.39% for the six months ended June 30, 2011 from 5.81% for the six months ended June 30, 2010.  The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans and increases in commercial loans.

Interest income on available-for-sale securities increased $11,000, or 13.7%, to $87,000 for the six months ended June 30, 2011 from $76,000 for the six months ended June 30, 2010.  This increase was due to an increase in the average balance of investment securities to $6.7 million for the six months ended June 30, 2011 from $4.1 million for the six months ended June 30, 2010.  In addition, there was a decrease in the average yield on the securities portfolio to 2.59% for the six months ended June 30, 2011 from 3.73% for the six months ended June 30, 2010.

Interest income on interest-earning deposits increased $15,000, or 30.1%, to $66,000 for the six months ended June 30, 2011 from $51,000 for the six months ended June 30, 2010.  The average balance of interest-earning deposits increased $5.0 million, or 85.0%, to $10.8 million for the six months ended June 30, 2011 from $5.8 million for the six months ended June 30, 2010.  In addition, the average yield on interest-earning deposits decreased to 1.11% for the six months ended June 30, 2011 from 1.75% for the six months ended June 30, 2010.

Interest Expense. Interest expense increased $53,000, or 28.6%, to $240,000 for the six months ended June 30, 2011 from $187,000 for the six months ended June 30, 2010.  The increase in interest expense on interest-bearing deposits was due to an increase in the average balances.  We experienced increases in the average balances of certificates of deposits and in the savings accounts and NOW account categories.  There was an $11.2 million, or 68.6%, increase in the average balance of interest-bearing deposits to $27.4 million for the six months ended June 30, 2011 from $16.2 million for the six months ended June 30, 2010.  The average rate paid on interest-bearing deposits decreased 54 basis points to 1.76% for the six months ended June 30, 2011 from 2.30% for the six months ended June 30, 2010.  The increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, and from calls to existing and potential clients requesting their business.

Provision for Loan Losses.  The provision for loan losses is evaluated on a regular basis by our management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  The provision for loan losses was $19,000 for the six months ended June 30, 2011 and $36,000 for the six months ended June 30, 2010. There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the six months ended June 30, 2011 or 2010.

Recent weakness in economic conditions have had a severe impact on nationwide housing and financial markets, and the financial services industry in general.  Continuation of these trends could adversely affect the local housing, construction and banking industries, and weaken the local economy.  If borrowers are negatively affected by future adverse economic conditions, our non-performing assets may increase.  The allowance for loan losses as a percentage of total loans was 0.71% and 0.66% at June 30, 2011 and December 31, 2010, respectively. When developing our estimate for the allowance for loan losses, we considered loans issued in the current period on an individual basis. We used the same methodology in calculating the provision for loan losses during each of the six months ended June 30, 2011 and June 30, 2010.

Non-interest Income (Loss).  Non-interest income (loss) increased $4,000, or 88.83%, to $8,000 for the six months ended June 30, 2011 as compared to $4,000 for the six months ended June 30, 2010.  The increase was primarily the result of additional fees of $9,000 generated by loans sold in the secondary market, offset by the loss of disposal of equipment of $7,000.

Non-interest Expense.  Non-interest expense increased $130,000, or 25.0%, to $649,000 for the six months ended June 30, 2011 from $519,000 for the six months ended June 30, 2010.  Salaries and employee benefits expense increased $83,000 to $336,000 for the six months ended June 30, 2011 from $253,000 for the six months ended June 30, 2010 due to increased staffing and ESOP expense.  Net occupancy expense increased $36,000 to $82,000 for the six months ended June 30, 2011 from $46,000 for the six months ended June 30, 2010 due to increased expenses resulting from the purchase of an additional branch office.  Depreciation expense increased $22,000 to $27,000 for the six months ended June 30, 2011 from $5,000 for the six months ended June 30, 2010 due to the purchase of an additional branch office.  Legal expense decreased $11,000 to $17,000 for the six months ended June 30, 2011 from $28,000 for the six months ended June 30, 2010 primarily due to a reduction in fees related to our public filings.  Audit fees and exams decreased $5,000 to $88,000 for the six months ended June 30, 2011 from $93,000 for the six months ended June 30, 2010.  Franchise and special taxes decreased $11,000 to $2,000 for the six months ended June 30, 2011 from $13,000 for the six months ended June 30, 2010 due to decreased FICA and unemployment taxes.  Other expense increased $15,000 to $75,000 for the six months ended June 30, 2011 from $60,000 for the six months ended June 30, 2010 primarily due to increased FDIC assessments and increased miscellaneous operating expenses during the same period.

Income Tax Expense (Benefit).  The credit for income taxes decreased by $4,000 to $(4,000) for the six months ended June 30, 2011 from $(8,000) for the six months ended June 30, 2010.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010

General.  Net loss increased $1,000 to $(137,000) for the three months ended June 30, 2011 from $(136,000) for the three months ended June 30, 2010.  The increase in the net loss resulted primarily from a $39,000 increase in non-interest expense, a $3,000 decrease in the credit for income taxes and a $25,000 increase in interest expense offset by an increase in interest income of $40,000, a $9,000 increase in non-interest income, and a decrease in provision for loan losses of $17,000.

Interest Income.  Interest income increased $40,000, or 15.2%, to $308,000 for the three months ended June 30, 2011 from $268,000 for the three months ended June 30, 2010.  The increase in interest income resulted from a $20,000 increase in interest income and fees on loans, a $13,000 increase in interest income on available-for-sale securities and a $8,000 increase in interest income on interest-earning deposits.

Interest income and fees on loans increased $20,000, or 9.6%, to $225,000 for the three months ended June 30, 2011 from $205,000 for the three months ended June 30, 2010.  The average balance of loans increased $2.6 million, or 19.2%, to $16.3 million for the three months ended June 30, 2011 from $13.7 million for the three months ended June 30, 2010.  In addition, the average yield decreased to 5.40% for the three months ended June 30, 2011 from 5.82% for the three months ended June 30, 2010.  The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans and increases in commercial loans.

Interest income on available-for-sale securities increased $13,000, or 34.2%, to $51,000 for the three months ended June 30, 2011 from $38,000 for the three months ended June 30, 2010.  The average balance of investment securities increased $3.9 million, or 95.3%, to $8.0 million for the three months ended June 30, 2011 from $4.1 million for the three months ended June 30, 2010.  In addition, the average yield on the available-for-sale securities portfolio decreased to 2.54% for the three months ended June 30, 2011 from 3.70% for the three months ended June 30, 2010.

Interest income on interest-earning deposits increased $8,000, or 31.6%, to $33,000 for the three months ended June 30, 2011 from $25,000 for the three months ended June 30, 2010.  The average balance of interest-earning deposits increased $3.9 million, or 68.0%, to $9.7 million for the three months ended June 30, 2011 from $5.8 million for the three months ended June 30, 2010.  In addition, the average yield on interest-earning deposits decreased to 1.36% for the three months ended June 30, 2011 from 1.73% for the three months ended June 30, 2010.

Interest Expense.  Interest expense increased $25,000, or 26.4%, to $119,000 for the three months ended June 30, 2011 from $94,000 for the three months ended June 30, 2010.  The average rate paid on interest-bearing deposits decreased 55 basis points to 1.70% for the three months ended June 30, 2011 from 2.25% for the three months ended June 30, 2010.  We experienced increases in the average balances of savings accounts, NOW accounts and certificates of deposit.  There was a $11.4 million, or 67.6%, increase in the average balance of interest-bearing deposits to $28.1 million for the three months ended June 30, 2011 from $16.7 million for the three months ended June 30, 2010.  The increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, and from calls to existing and potential clients requesting their business.

Provision for Loan Losses.  The provision for loan losses was $19,000 for the three months ended June 30, 2011 and $36,000 for the three months ended June 30, 2010.  The provision for loan losses was made primarily due to increases in nonresidential real estate loans outstanding.  There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the three months ended June 30, 2011 or 2010.

 The allowance for loan losses as a percentage of total loans was 0.71% and 0.69% at June 30, 2011 and June 30, 2010, respectively.  We used the same methodology in calculating the provision for loan losses during each of the three months ended June 30, 2011 and June 30, 2010.

Non-interest Expense.  Non-interest expense increased $39,000, or 13.8%, to $322,000 for the three months ended June 30, 2011 from $283,000 for the three months ended June 30, 2010.  Compensation and benefits expense increased $35,000 to $175,000 for the three months ended June 30, 2011 from $140,000 for the three months ended June 30, 2010 due to increased staffing and ESOP expense.  Net occupancy expense increased $11,000 to $38,000 for the three months ended June 30, 2011 from $27,000 for the three months ended June 30, 2010 due to increased expenses resulting from the purchase of an additional branch office.  Depreciation expense increased $10,000 to $13,000 for the three months ended June 30, 2011 from $3,000 for the three months ended June 30, 2010 due to the purchase of an additional branch office.  Legal expense decreased $3,000 to $13,000 for the three months ended June 30, 2011 from $16,000 for the three months ended June 30, 2010 primarily due to a reduction in fees related to our public filings.  Audit fees and exams decreased $17,000 to $26,000 for the three months ended June 30, 2011 from $43,000 for the three months ended June 30, 2010.  Franchise and special taxes decreased $7,000 to $-0- for the three months ended June 30, 2011 from $7,000 for the three months ended June 30, 2010 due to decreased FICA and unemployment taxes.  Other expense increased $10,000 to $46,000 for the three months ended June 30, 2011 from $36,000 for the three months ended June 30, 2010 primarily due to increased FDIC assessments and increased miscellaneous operating expenses during the same period.

Income Tax Expense (Benefit).  The credit for income taxes decreased by $3,000 to $(4,000) for the three months ended June 30, 2011 from $(7,000) for the three months ended June 30, 2010.

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

Our Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2011.

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

Our most liquid assets are cash and cash equivalents and interest-earning deposits in other institutions.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $1.9 million and interest-earning deposits in other institutions totaled $8.7 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $7.3 million at June 30, 2011.  On June 30, 2011, we had no outstanding borrowings from the Federal Home Loan Bank of Des Moines.  We have the ability to borrow from the Federal Home Loan Bank of Des Moines, although we have not currently established any credit lines.

At June 30, 2011 and December 31, 2010, we had no loan commitments outstanding.  In addition, at June 30, 2011 we had unused lines-of-credit to borrowers totaling $247,000.  At December 31, 2010, we had unused lines-of-credit to borrowers of $239,000.  Certificates of deposit due within one year of June 30, 2011 totaled $7.0 million, or 24.0% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing interest-earning deposits and securities.  During the six months ended June 30, 2011 and 2010, we originated $3.8 million and $2.5 million, respectively, of loans.  During the six months ended June 30, 2011 and 2010, we had net (purchases) redemptions of interest-earning deposits in other institution totaling $3.2 million and $(507,000), respectively.  During those periods, we had net increases in available-for-sale securities of $3.9 million and net decreases in securities of $945,000, respectively.

Financing activities consist primarily of activity in deposit accounts.  We experienced a net increase in total deposits of $2.8 million for the six months ended June 30, 2011, and a net increase in total deposits of $2.0 million for the six months ended June 30, 2010.  The 2011 increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, and from calls to existing and potential clients requesting their business.  The 2010 deposit flows were affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.  On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt.  Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available.  We cannot predict if, when or how these changes to the credit rating will affect economic conditions.  These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject.

The Company and the Association are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2011 and December 31, 2010, the Company and the Association exceeded all regulatory capital requirements.  The Company and the Association are considered “well capitalized” under regulatory guidelines.

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

St. Joseph Bancorp and Midwest Federal Savings are subject to various legal actions arising in the normal course of business.  At June 30, 2011, we were not involved in any legal proceedings, the outcome of which we believe to be material to our financial condition or results of operations.

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

Exhibit 101
The following financial statements for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JOSEPH BANCORP, INC.
Registrant

Date: August 15, 2011	By: /s/ Ralph E. Schank
President and Chief Executive Officer
(Principal Executive and Financial Officer)