Form 10-Q
period 2011-09-30
St. Joseph Bancorp, Inc.
filed 2011-11-14
CIK 1444277

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b2 of the Act).
YES ☐   NO ☒

As of November 1, 2011, there were issued and outstanding 376,918 shares of the Registrant’s Common Stock.

St. Joseph Bancorp, Inc.
Quarterly Report on Form 10-Q
For The Three and Nine Months Ended
September 30, 2011

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(unaudited)

Assets
Cash and due from banks	$1,891,684	$1,736,072
Interest-earning deposits in other institutions	11,520,304	11,915,446
Available-for-sale securities	4,709,718	3,475,406
Loans, net of allowance for loan losses of $123,000 at September 30, 2011 and $103,000 at December 31, 2010	17,283,885	15,377,650
Premises and equipment, net	1,029,317	1,057,746
Federal Home Loan Bank Stock, at cost	39,600	26,700
Interest receivable	118,503	100,803
Other assets	47,159	93,620

Total assets	$36,640,170	$33,783,443

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Savings, NOW and money market	$15,288,334	$13,569,249
Time	14,071,262	12,738,747

Total deposits	29,359,596	26,307,996

Advances from borrowers for taxes and insurance	138,921	21,232
Interest payable	951	520
Deferred income taxes	16,803	3,889
Other liabilities	66,702	44,273

Total liabilities	29,582,973	26,377,910

Temporary Equity
ESOP shares subject to mandatory redemption	27,630	21,105

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.01 par value, 4,000,000 shares authorized, 376,918 shares issued and outstanding	3,739	3,739
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Additional paid-in capital	2,660,524	2,660,524
Retained earnings	4,246,853	4,663,575
Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes	118,451	56,590

Total stockholders’ equity	7,029,567	7,384,428

Total liabilities and stockholders’ equity	$36,640,170	$33,783,443

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$240,094	$208,304	$679,718	$603,585
Available-for-sale securities	39,966	40,971	126,502	117,052
Interest-earning deposits	32,699	10,288	98,547	60,916
Federal Home Loan Bank dividends	269	133	668	394

Total interest income	313,028	259,696	905,435	781,947

Interest Expense
Deposits	116,832	101,649	357,056	288,398

Net Interest Income	196,196	158,047	548,379	493,549

Provision for Loan Losses	1,000	-	20,000	35,500

Net Interest Income After Provision for Loan Losses	195,196	158,047	528,379	458,049

Non-interest Income
Other	10,897	1,863	25,442	5,899
Gain (loss) on disposal of equipment	-	-	(6,735)	100
Total non-interest income	10,897	1,863	18,707	5,999

Non-interest Expense
Salaries and employee benefits	163,198	147,897	499,579	401,388
Net occupancy expense	41,480	25,427	123,544	71,557
Depreciation	13,634	19,853	40,321	25,340
Legal expense	4,359	1,246	20,979	28,878
Audit fees and exams	37,427	21,320	125,865	114,594
Franchise and special taxes	-	8,290	2,040	21,110
Marketing expense	8,859	21,037	30,587	41,424
Other	50,083	34,181	125,378	94,163

Total non-interest expense	319,040	279,251	968,293	798,454

Loss Before Income Taxes	(112,947)	(119,341)	(421,207)	(334,406)

Provision (Credit) for Income Taxes	180	(10,502)	(3,480)	(18,322)

Net Loss	$(113,127)	$(108,839)	$(417,727)	$(316,084)

Basic Loss Per Share	$(0.32)	$(0.31)	$(1.20)	$(0.91)

Basic Weighted Average Shares Outstanding	349,403	348,398	349,152	348,147

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2011 and 2010
(unaudited)

					Accumulated
	Comprehensive		Additional		Other	Total
	Income		Paid-in		Comprehensive	Stockholders’
	(Loss)	Common Stock	Capital	Retained Earnings	Income	Equity

Balance, January 1, 2010		$3,739	$2,660,021	$5,131,632	$72,753	$7,868,145

Net loss	$(316,084)	-	-	(316,084)	-	(316,084)

Change in unrealized appreciation of available-for-sale securities, net of income taxes of $5,362	20,234	-	-	-	20,234	20,234
Total comprehensive loss	$(295,850)

Change in redemption value of ESOP shares subject to mandatory redemption		-	-	(879)	-	(879)

ESOP shares committed for release		-	377	-	-	377

Balance, September 30, 2010		$3,739	$2,660,398	$4,814,669	$92,987	$7,571,793

Balance, January 1, 2011		$3,739	$2,660,524	$4,663,575	$56,590	$7,384,428

Net loss	$(417,727)	-	-	(417,727)	-	(417,727)

Change in unrealized appreciation of available- for-sale securities, net of income taxes of $16,394	61,861	-	-	-	61,861	61,861
Total comprehensive loss	$(355,866)

Change in redemption value of ESOP shares subject to mandatory redemption		-	-	1,005	-	1,005

Balance, September 30, 2011		$3,739	$2,660,524	$4,246,853	$118,451	$7,029,567

See accompanying notes to condensed consolidated financial statements.

St. Joseph Bancorp, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(unaudited)

	September 30, 2011	September 30, 2010
Operating Activities
Net loss	$(417,727)	$(316,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,321	24,651
Amortization and accretion of securities	9,539	7,552
Provision for loan losses	20,000	35,500
Loss (gain) on disposal of equipment	6,735	(100)
Deferred income taxes	(3,480)	(6,141)
Compensation cost on allocated ESOP shares	7,530	7,907
Changes in:
Interest receivable	(17,700)	(23,576)
Prepaid income taxes	-	(12,181)
Other assets	46,461	45,423
Other liabilities and interest payable	22,860	31,759

Net cash used in operating activities	(285,461)	(205,290)

Investing Activities
Net redemption (purchases) of interest-earning deposits	395,142	(3,848,244)
Net increase in loans	(1,926,235)	(1,790,726)
Purchases of available-for-sale securities	(4,600,000)	(1,217,435)
Proceeds from maturities and calls of available-for-sale securities	4,000,000	1,095,000
Purchases of mortgage backed securities	(1,020,521)	-
Principal reductions of mortgage backed securities	454,925	705,458
Proceeds from disposal of equipment	-	100
Purchases of Federal Home Loan Bank stock	(12,900)	(500)
Purchases of property and equipment	(18,627)	(668,834)

Net cash used in investing activities	(2,728,216)	(5,725,181)

Financing Activities
Net increase in savings, NOW
and money market accounts	1,719,085	5,191,241
Net increase in time deposits	1,332,515	1,137,674
Net increase in advances from borrowers
for taxes and insurance	117,689	77,763
Net cash provided by financing activities	3,169,289	6,406,678

Increase in Cash and Cash Equivalents	155,612	476,207

Cash and Cash Equivalents, Beginning of Period	1,736,072	1,311,198

Cash and Cash Equivalents, End of Period	$1,891,684	$1,787,405

Supplemental Cash Flows Information

Interest paid	$356,625	$288,746

Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of  St. Joseph Bancorp, Inc.’s (“the Company”) management, necessary to fairly present the financial position, results of operations and cash flows for the Company.  These adjustments consist only of normal recurring adjustments.  The condensed consolidated balance sheet of the Company, as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The Company’s Annual Report to stockholders, for the year ended December 31, 2010, contains consolidated financial statements and related footnote disclosures which should be read in conjunction with the accompanying condensed consolidated financial statements.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 – EMPLOYEE STOCK OWNERSHIP PLAN

The Association has an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21).  The ESOP borrowed funds from the Company in an amount sufficient to purchase 30,153 shares.  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association and dividends received by the ESOP.  Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal.  The loan is expected to be repaid over a period of up to 30 years.  The debt of the ESOP is eliminated in consolidation.  Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants.  Participants will vest in their accrued benefits under the employee stock ownership plan at the rate of 20 percent per year.  Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Association.  Forfeitures will be reallocated to remaining plan participants.  Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 2 – EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations.  Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.  ESOP compensation expense was $7,530 and $7,907 for the nine months ended September 30, 2011 and 2010, respectively.

A summary of ESOP shares at September 30 are as follows:

	2011	2010

Released shares	2,010	1,005
Shares committed for release	753	753
Unreleased shares	27,390	28,395

Total	30,153	30,153

Fair value of unreleased shares	273,900	298,148

The Company is obligated, at the option of each beneficiary, to repurchase shares of the ESOP at its current fair market value, upon the beneficiary’s termination or after retirement (“put right”).  The put right feature makes the stock mandatorily redeemable.  Since the redemption feature is not within the sole control of the Company, this obligation has been classified outside of permanent equity, and included within the caption temporary equity on the balance sheet.  The Company accounts for this obligation based on the maximum cash obligation, which is based on the fair value of the underlying equity securities.  At September 30, 2010, the fair value as estimated by an independent third party of the 1,758 shares released and committed for release, held by the ESOP, was $18,459.  At September 30, 2011, the fair value as estimated by an independent third party of the 2,763 shares released and committed for release, held by the ESOP, is $27,630.

NOTE 3 – CURRENT ACCOUNTING DEVELOPMENTS

In April 2011, the Financial Accounting Standards Board (FASB) issued guidance which modifies certain aspects contained in the Receivables topic of FASB ASC 310.  The standard clarifies the guidance on evaluating whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Accounting Standards Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption did not have a material impact on the condensed consolidated financial statements.

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
September 30, 2011
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

The following table presents a reconciliation of basic loss per share to diluted loss per share for the periods indicated.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10

Net loss	$(113,127)	$(108,839)	$(417,727)	$(316,084)

Average common shares outstanding	349,403	348,398	349,152	348,147
Average common share stock options outstanding	-	-	-	-
Average diluted common shares	349,403	348,398	349,152	348,147

Loss per share:
Basic	$(.32)	$(0.31)	$(1.20)	$(0.91)
Diluted	(.32)	(0.31)	(1.20)	(0.91)

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

The amortized cost of available-for-sale securities and their estimated fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011:

U.S. Government agencies	$2,817,038	$87,715	$-	$2,904,753
Mortgage-backed securities	1,742,861	62,104	-	1,804,965

	$4,559,899	$149,819	$-	$4,709,718

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010:

U.S. Government agencies	$2,223,477	$30,700	$11,201	$2,242,976
Mortgage-backed securities	1,180,364	52,066	-	1,232,430

	$3,403,841	$82,766	$11,201	$3,475,406

All mortgage-backed securities at September 30, 2011 and December 31, 2010 relate to residential mortgages, and were issued by government-sponsored enterprises.

The amortized cost and fair value of available-for-sale securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Within one year	$254,386	$257,092
One to five years	1,212,652	1,268,050
Six to ten years	1,350,000	1,379,611
Mortgage-backed securities	1,742,861	1,804,965

Totals	$4,559,899	$4,709,718

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010.  There were no unrealized losses at September 30, 2011.

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$688,799	$11,201	$-	$-	$688,799	$11,201

The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporary impaired at December 31, 2010.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The following table presents the balances of assets measured at fair value on a recurring basis by level at September 30, 2011 and December 31, 2010:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
September 30, 2011

U.S. Government agencies	$2,904,753	$-	$2,904,753	$-

Mortgage-backed securities	1,804,965	-	1,804,965	-

Total	$4,709,718	$-	$4,709,718	$-

December 31, 2010

U.S. Government agencies	$2,242,976	$-	$2,242,976	$-

Mortgage-backed securities	1,232,430	-	1,232,430	-

Total	$3,475,406	$-	$3,475,406	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the securities credit rating, prepaying assumptions and other factors such as credit loss assumptions.  Level 2 securities include U.S. government agency securities and mortgage-backed securities (including pools and collateralized mortgage obligations).  There were no transfers between level one and two classifications.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

The Company had no significant assets measured at fair value on a non-recurring basis at September 30, 2011 or December 31, 2010.

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
September 30, 2011
(Unaudited)

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents estimated fair values of the Company’s financial instruments (excluding available-for-sale securities which were previously presented):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$1,891,684	$1,891,684	$1,736,072	$1,736,072
Interest-earning deposits	11,520,304	11,520,304	11,915,446	11,915,446
Loans, net of allowance for loan losses	17,283,885	17,670,174	15,377,650	15,476,510
Federal Home Loan Bank Stock	39,600	39,600	26,700	26,700
Interest receivable	118,503	118,503	100,803	100,803

Financial liabilities
Deposits	29,359,596	29,798,621	26,307,996	26,811,591
Advances from borrowers for taxes and insurance	138,921	138,921	21,232	21,232
Interest payable	951	951	520	520

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES

One-to Four-Family Residential Mortgage Lending.  One-to four-family residential mortgage loans represent amounts ranging from 75% - 90% of the Company’s loans and are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals.  The Company offers fixed-rate and Adjustable Rate Mortgage (ARM) loans for both permanent structures and those under construction.  The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

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

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses was as follows:

	2011	2010

Balance, January 1	$103,000	$63,500

Provision charged to expense	20,000	35,500

Balance, September 30	$123,000	$99,000

Summary of the allowance for loan losses for the three and nine months ended September 30, 2011 and the recorded investment in loans for September 30, 2011:

		1-4 Family
		Residential
	1-4 Family	Real Estate	Construction
	Residential	Lines-of-	Residential	Nonresidential
	Real Estate	Credit	Real Estate	Real Estate	Commercial	Consumer	Total

Allowance for loan losses:
Balance, beginning July 1, 2011	$52,000	$2,000	$15,000	$28,000	$22,000	$3,000	$122,000
Provision charged to expense	-	-	-	1,000	-	-	1,000

Balance, ending September 30, 2011	$52,000	$2,000	$15,000	$29,000	$22,000	$3,000	$123,000

Allowance for loan losses:
Balance, beginning January 1, 2011	$52,000	$2,000	$15,000	$9,000	$22,000	$3,000	$103,000
Provision charged to expense	-	-	-	20,000	-	-	20,000

Balance, ending September 30, 2011	$52,000	$2,000	$15,000	$29,000	$22,000	$3,000	$123,000

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-

Ending balance: General allowance for loan losses	$52,000	$2,000	$15,000	$29,000	$22,000	$3,000	$123,000

Loans:
Ending balance: Total	$13,391,343	$99,066	$54,294	$3,110,021	$576,834	$175,327	$17,406,885

Ending balance: Impaired loans with a valuation allowance	$-	$-	$-	$-	$-	$-	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

In connection with the filing of periodic reports with the OTS and in accordance with the Company’s asset classification policy, management regularly reviews the problem loans in the Company’s portfolio to determine whether any assets require classifications in accordance with applicable regulations.  The following tables set forth the balance of loans at September 30, 2011 and December 31, 2010 by loan class.  Special mention loans are performing loans on which information about the collateral pledged, or the possible credit problems of the borrowers, have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories.  Special mention loans are included with loans 30 to 89 days delinquent in the general valuation of the collateral pledged, if any.  Substandard loans include those characterized by the distinct possibility the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as substandard-impaired have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values, highly questionable and improbable.  All other loans are classified as Pass.

The Company considers the following factors when determining the estimated allowance for loan losses:  historical loan losses by segment incurred by the Company, if any, economic and industry factors affecting each segment, valuation on collateral pledged to secure loans, and an analysis of past due loans and problem loans, if any.  Loan losses would be charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, would be credited to the allowance.  The Company used the same methodology in calculating the allowance for loan losses during each of the reporting periods presented.

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Balance of loans at September 30, 2011 by loan class:

1-4 Family
Residential
Real Estate
Home
	1-4 Family	Equity	Construction
	Residential	Lines-of-	Residential	Nonresidential
	Real Estate	Credit	Real Estate	Real Estate	Commercial	Consumer	Total

Pass	$13,391,343	$99,066	$54,294	$3,110,021	$576,834	$175,327	$17,406,885
Special Mention	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-

	$13,391,343	$99,066	$54,294	$3,110,021	$576,834	$175,327	$17,406,885

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

Credit profile based on payment activity at September 30, 2011 is as follows:

		1-4 Family
		Residential
		Real Estate
		Home
	1-4 Family	Equity	Construction
	Residential	Lines-of-	Residential	Nonresidential
	Real Estate	Credit	Real Estate	Real Estate	Commercial	Consumer	Total

Performing	$13,391,343	$99,066	$54,294	$3,110,021	$576,834	$175,327	$17,406,885
Non-performing	-	-	-	-	-	-	-

	$13,391,343	$99,066	$54,294	$3,110,021	$576,834	$175,327	$17,406,885

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit profile based on payment activity at December 31, 2010 is as follows:

		1-4 Family
		Residential
		Real Estate
		Home
	1-4 Family	Equity	Construction
	Residential	Lines-of-	Residential	Nonresidential
	Real Estate	Credit	Real Estate	Real Estate	Commercial	Consumer	Total

Performing	$13,596,957	$117,849	$138,000	$913,589	$579,352	$134,903	$15,480,650
Non-performing	-	-	-	-	-	-	-

	$13,596,957	$117,849	$138,000	$913,589	$579,352	$134,903	$15,480,650

The Company had no impaired or trouble debt restructured loans at September 30, 2011 or December 31, 2010.

A schedule of past due loans as of September 30, 2011 is as follows:
						Greater
		Greater				Than
	30 - 89	Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Residential real estate - 1 to 4 family	$142,923	$-	$-	$13,248,420	$13,391,343	$-
Residential real estate - 1 to 4 family home equity lines-of-credit	-	-	-	99,066	99,066	-
Residential real estate - construction	-	-	-	54,294	54,294	-
Nonresidential real estate	-	-	-	3,110,021	3,110,021	-
Commercial	-	-	-	576,834	576,834	-
Consumer and other	-	-	-	175,327	175,327	-

	$142,923	$-	$-	$17,263,962	$17,406,885	$-

ST. JOSEPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The Company’s critical accounting policies involving the more significant judgments and assumptions used in the preparation of the condensed consolidated financial statements as of September 30, 2011 have remained unchanged from December 31, 2010.  This policy relates to the allowance for loan losses.  This critical accounting policy is incorporated by reference under Item 8 “Financial Statements and Supplementary Data” in the Annual Report on From 10-K for the year ended December 31, 2010.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets increased $2.8 million, or 8.5%, to $36.6 million at September 30, 2011 from $33.8 million at December 31, 2010.  The increase was primarily the result of a $1.2 million increase in available-for-sale securities and a $1.9 million increase in loans offset by a $395,000 decrease in interest-earning deposits in other institutions. The net increase of total assets was primarily due to our deposit growth.

Net loans receivable increased by $1.9 million, or 12.4%, to $17.3 million at September 30, 2011 from $15.4 million at December 31, 2010. One- to four-family residential real estate loans (excluding home equity lines-of-credit) decreased $206,000, or 1.5%, to $13.4 million at September 30, 2011 from $13.6 million at December 31, 2010.  Home equity lines-of-credit decreased $19,000, or 15.9% to $99,000 at September 30, 2011 from $118,000 at December 31, 2010.  Residential real estate construction loans decreased $84,000, or 60.7%, to $54,000 at September 30, 2011 from $138,000 at December 31, 2010.  Nonresidential real estate loans increased $2.2 million, or 240.4%, to $3.1 million at September 30, 2011 from $914,000 at December 31, 2010.  The increase in nonresidential real estate loans is primarily due to originating nine loans during the nine months ended September 30, 2011 that totaled $2.6 million.  There were twelve nonresidential real estate loans totaling $3.1 million at September 30, 2011.  Commercial loans decreased $2,000 or 0.4%, to $577,000 at September 30, 2011 from $579,000 at December 31, 2010.  Consumer loans increased $40,000, or 30.0%, to $175,000 at September 30, 2011 from $135,000 at December 31, 2010.

Our allowance for loan losses totaled $123,000 at September 30, 2011 and $103,000 at December 31, 2010.  At September 30, 2011, our allowance for loan losses totaled 0.71% of total loans.  Management will continue to monitor the allowance for loan losses as economic conditions and our performance dictate.  Although we maintain our allowance for loan losses at a level which we consider to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Available-for-sale securities increased $1.2 million, or 35.5% to $4.7 million at September 30, 2011 from $3.5 million at December 31, 2010.  The increase was the result of purchases of securities in the amount of $4.6 million, purchases of mortgage backed securities in the amount of $1.0 million, and an increase of $78,000 in fair value offset by $455,000 in principal reductions on mortgage back securities, $4.0 million in maturities and amortization of $10,000.

Deposits increased $3.1 million, or 11.6%, to $29.4 million at September 30, 2011 from $26.3 million at December 31, 2010.  Savings, NOW, and money market deposits increased $1.7 million, or 12.7%, to $15.3 million at September 30, 2011 from $13.6 million at December 31, 2010 and time deposits increased $1.4 million, or 10.5%, to $14.1 million at September 30, 2011 from $12.7 million at December 31, 2010.  The overall increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, the opening of an additional full service office, and from calls to existing and potential clients requesting their business.

Total stockholders’ equity decreased $355,000 to $7.0 million at September 30, 2011 from $7.4 million at December 31, 2010.  This decrease was due to a net loss of $418,000 for the nine months ended September 30, 2011, offset by a net change in unrealized appreciation of available-for-sale securities of $62,000 and a change in redemption value of ESOP shares subject to mandatory redemption of $1,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and September 30, 2010

General. Net loss increased $102,000 to $(418,000) for the nine months ended September 30, 2011 from $(316,000) for the nine months ended September 30, 2010.  The increase in the net loss resulted primarily from a $170,000 increase in non-interest expense, a decrease in the credit for income taxes of $15,000, a $69,000 increase in interest expense and a loss on disposal of equipment of $7,000 during the nine months ended September 30, 2011, offset by an increase in interest income of $123,000, a decrease in provision for loan losses of $16,000, and additional fees of $18,000 generated by loans sold in the secondary market, and a $2,000 increase in miscellaneous operating income.

Interest Income. Interest income increased $123,000, or 15.8%, to $905,000 for the nine months ended September 30, 2011 from $782,000 for the nine months ended September 30, 2010.  The increase in interest income resulted primarily from a $76,000 increase in interest income and fees on loans, and a $37,000 increase in interest income on interest-earning deposits, and a $10,000 increase in interest income on available-for-sale securities.

Interest income and fees on loans increased $76,000, or 12.6%, to $680,000 for the nine months ended September 30, 2011 from $604,000 for the nine months ended September 30, 2010.  The average balance of loans increased $2.7 million, or 19.5% to $16.4 million for the nine months ended September 30, 2011 from $13.7 million for the nine months ended September 30, 2010.  In addition, the average yield decreased to 5.41% for the nine months ended September 30, 2011 from 5.74% for the nine months ended September 30, 2010.  The increase in the average balance of loans resulted primarily from increases in nonresidential real estate loans.

Interest income on available-for-sale securities increased $10,000, or 8.0%, to $127,000 for the nine months ended September 30, 2011 from $117,000 for the nine months ended September 30, 2010.  This increase was due to an increase in the average balance of investment securities of $2.7 million to $6.5 million for the nine months ended September 30, 2011 from $3.8 million for the nine months ended September 30, 2010.  In addition, there was a decrease in the average yield on the securities portfolio to 2.59% for the nine months ended September 30, 2011 from 3.86% for the nine months ended September 30, 2010.

Interest income on interest-earning deposits increased $37,000, or 61.8%, to $98,000 for the nine months ended September 30, 2011 from $61,000 for the nine months ended September 30, 2010.  The average balance of interest-earning deposits increased $4.7 million, or 72.8%, to $11.0 million for the nine months ended September 30, 2011 from $6.3 million for the nine months ended September 30, 2010.  In addition, the average yield on interest-earning deposits decreased to 1.05% for the nine months ended September 30, 2011 from 1.56% for the nine months ended September 30, 2010.

Interest Expense. Interest expense increased $69,000, or 23.8%, to $357,000 for the nine months ended September 30, 2011 from $288,000 for the nine months ended September 30, 2010.  The increase in interest expense on interest-bearing deposits was due to an increase in the average balances.  We experienced increases in the average balances of certificates of deposits and in the savings accounts and NOW account categories.  There was a $10.6 million, or 61.1%, increase in the average balance of interest-bearing deposits to $27.9 million for the nine months ended September 30, 2011 from $17.3 million for the nine months ended September 30, 2010.  The average rate paid on interest-bearing deposits decreased 51 basis points to 1.71% for the nine months ended September 30, 2011 from 2.22% for the nine months ended September 30, 2010.  The increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, and from calls to existing and potential clients requesting their business.

Provision for Loan Losses.  The provision for loan losses is evaluated on a regular basis by our management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  The provision for loan losses was $20,000 for the nine months ended September 30, 2011 and $36,000 for the nine months ended September 30, 2010. There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the nine months ended September 30, 2011 or 2010.

Recent weakness in economic conditions have had a severe impact on nationwide housing and financial markets, and the financial services industry in general.  Continuation of these trends could adversely affect the local housing, construction and banking industries, and weaken the local economy.  If borrowers are negatively affected by future adverse economic conditions, our non-performing assets may increase.  The allowance for loan losses as a percentage of total loans was 0.71% and 0.66% at September 30, 2011 and December 31, 2010, respectively.  When developing our estimate for the allowance for loan losses, we considered loans issued in the current period on an individual basis.  We used the same methodology in calculating the provision for loan losses during each of the nine months ended September 30, 2011 and September 30, 2010.

Non-interest Income (Loss).  Non-interest income (loss) increased $13,000, or 211.8%, to $19,000 for the nine months ended September 30, 2011 as compared to $6,000 for the nine months ended September 30, 2010.  The increase was primarily the result of additional fees of $18,000 generated by loans sold in the secondary market and a $2,000 increase in miscellaneous operating income, offset by the loss of disposal of equipment of $7,000.

Non-interest Expense.  Non-interest expense increased $170,000, or 21.3%, to $968,000 for the nine months ended September 30, 2011 from $798,000 for the nine months ended September 30, 2010.  Salaries and employee benefits expense increased $99,000 to $500,000 for the nine months ended September 30, 2011 from $401,000 for the nine months ended September 30, 2010 due to increased staffing and ESOP expense.  Net occupancy expense increased $52,000 to $124,000 for the nine months ended September 30, 2011 from $72,000 for the nine months ended September 30, 2010 due to increased expenses resulting from the purchase of an additional branch office.  Depreciation expense increased $15,000 to $40,000 for the nine months ended September 30, 2011 from $25,000 for the nine months ended September 30, 2010 due to the purchase of an additional branch office.  Legal expense decreased $8,000 to $21,000 for the nine months ended September 30, 2011 from $29,000 for the nine months ended September 30, 2010 primarily due to a reduction in fees related to our public filings.  Audit fees and exams increased $11,000 to $126,000 for the nine months ended September 30, 2011 from $115,000 for the nine months ended September 30, 2010.  Franchise and special taxes decreased $19,000 to $2,000 for the nine months ended September 30, 2011 from $21,000 for the nine months ended September 30, 2010 due to decreased FICA and unemployment taxes.  Other expense increased $31,000 to $125,000 for the nine months ended September 30, 2011 from $94,000 for the nine months ended September 30, 2010 primarily due to increased FDIC assessments and increased miscellaneous operating expenses during the same period.

Income Tax Expense (Benefit).  The credit for income taxes decreased by $15,000 to $(3,000) for the nine months ended September 30, 2011 from $(18,000) for the nine months ended September 30, 2010.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010

General.  Net loss increased $4,000 to $(113,000) for the three months ended September 30, 2011 from $(109,000) for the three months ended September 30, 2010.  The increase in the net loss resulted primarily from a $40,000 increase in non-interest expense, a $10,000 decrease in the credit for income taxes, a $15,000 increase in interest expense and an increase in provision for loan losses of $1,000 offset by an increase in interest income of $53,000, a $9,000 increase in non-interest income.

Interest Income.  Interest income increased $53,000, or 20.5%, to $313,000 for the three months ended September 30, 2011 from $260,000 for the three months ended September 30, 2010.  The increase in interest income resulted from a $32,000 increase in interest income and fees on loans and a $22,000 increase in interest income on interest-earning deposits offset by a $1,000 decrease in interest income on available-for-sale securities.

Interest income and fees on loans increased $32,000, or 15.3%, to $240,000 for the three months ended September 30, 2011 from $208,000 for the three months ended September 30, 2010.  The average balance of loans increased $3.0 million, or 20.8%, to $17.3 million for the three months ended September 30, 2011 from $14.3 million for the three months ended September 30, 2010.  In addition, the average yield decreased to 5.43% for the three months ended September 30, 2011 from 5.64% for the three months ended September 30, 2010.  The increase in the average balance of loans resulted primarily from increases in one- to four-family residential loans and increases in nonresidential real estate loans.

Interest income on available-for-sale securities decreased $1,000, or 2.5%, to $40,000 for the three months ended September 30, 2011 from $41,000 for the three months ended September 30, 2010.  The average balance of investment securities increased $2.7 million, or 78.0%, to $6.1 million for the three months ended September 30, 2011 from $3.4 million for the three months ended September 30, 2010.  In addition, the average yield on the available-for-sale securities portfolio decreased to 2.61% for the three months ended September 30, 2011 from 3.49% for the three months ended September 30, 2010.

Interest income on interest-earning deposits increased $22,000, or 217.8%, to $32,000 for the three months ended September 30, 2011 from $10,000 for the three months ended September 30, 2010.  The average balance of interest-earning deposits increased $3.7 million, or 48.5%, to $11.3 million for the three months ended September 30, 2011 from $7.6 million for the three months ended September 30, 2010.  In addition, the average yield on interest-earning deposits decreased to 1.03% for the three months ended September 30, 2011 from 1.26% for the three months ended September 30, 2010.

Interest Expense.  Interest expense increased $15,000, or 14.9%, to $117,000 for the three months ended September 30, 2011 from $102,000 for the three months ended September 30, 2010.  The average rate paid on interest-bearing deposits decreased 50 basis points to 1.62% for the three months ended September 30, 2011 from 2.12% for the three months ended September 30, 2010.  We experienced increases in the average balances of savings accounts, NOW accounts and certificates of deposit.  There was a $9.6 million, or 49.9%, increase in the average balance of interest-bearing deposits to $28.8 million for the three months ended September 30, 2011 from $19.2 million for the three months ended September 30, 2010.  The increase in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, and from calls to existing and potential clients requesting their business.

Provision for Loan Losses.  The provision for loan losses was $1,000 for the three months ended September 30, 2011 and $-0- for the three months ended September 30, 2010.  The provision for loan losses was made primarily due to increases in nonresidential real estate loans outstanding.  There were no non-performing loans, loans delinquent 60 days or more, charge-offs or recoveries during the three months ended September 30, 2011 or 2010.

Non-interest Expense.  Non-interest expense increased $40,000, or 14.2%, to $319,000 for the three months ended September 30, 2011 from $279,000 for the three months ended September 30, 2010.  Compensation and benefits expense increased $15,000 to $163,000 for the three months ended September 30, 2011 from $148,000 for the three months ended September 30, 2010 due to increased staffing and ESOP expense.  Net occupancy expense increased $16,000 to $41,000 for the three months ended September 30, 2011 from $25,000 for the three months ended September 30, 2010 due to increased expenses resulting from the purchase of an additional branch office.  Depreciation expense decreased $6,000 to $14,000 for the three months ended September 30, 2011 from $20,000 for the three months ended September 30, 2010 due to limited purchases of property and equipment during 2011.  Legal expense increased $3,000 to $4,000 for the three months ended September 30, 2011 from $1,000 for the three months ended September 30, 2010.  Audit fees and exams increased $16,000 to $37,000 for the three months ended September 30, 2011 from $21,000 for the three months ended September 30, 2010.  Franchise and special taxes decreased $8,000 to $-0- for the three months ended September 30, 2011 from $8,000 for the three months ended September 30, 2010 due to decreased FICA and unemployment taxes.  Marketing expense decreased $12,000 to $9,000 for the three months ended September 30, 2011 from $21,000 for the three months ended September 30, 2010.  Other expense increased $16,000 to $50,000 for the three months ended September 30, 2011 from $34,000 for the three months ended September 30, 2010 primarily due to increased FDIC assessments and increased miscellaneous operating expenses during the same period.

Income Tax Expense (Benefit).  The credit for income taxes decreased by $10,000 to $-0- for the three months ended September 30, 2011 from $(10,000) for the three months ended September 30, 2010.

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

Our Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers, as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2011.

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

Our most liquid assets are cash and cash equivalents and interest-earning deposits in other institutions.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2011, cash and cash equivalents totaled $1.9 million and interest-earning deposits in other institutions totaled $11.5 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $4.7 million at September 30, 2011.  On September 30, 2011, we had no outstanding borrowings from the Federal Home Loan Bank of Des Moines.  We have the ability to borrow from the Federal Home Loan Bank of Des Moines, although we have not currently established any credit lines.

At September 30, 2011 and December 31, 2010, we had no loan commitments outstanding.  In addition, at September 30, 2011 we had unused lines-of-credit to borrowers totaling $312,000.  At December 31, 2010, we had unused lines-of-credit to borrowers of $239,000.  Certificates of deposit due within one year of September 30, 2011 totaled $6.2 million, or 21.3% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are originating loans and purchasing interest-earning deposits and securities.  During the nine months ended September 30, 2011 and 2010, we originated $4.9 million and $4.0 million, respectively, of loans.  During the nine months ended September 30, 2011 and 2010, we had net (purchases) redemptions of interest-earning deposits in other institution totaling $395,000 and $(3.8) million, respectively.  During those periods, we had net increases in available-for-sale securities of $1.2 million and net decreases in securities of $565,000, respectively.

Financing activities consist primarily of activity in deposit accounts.  We experienced a net increase in total deposits of $3.1 million for the nine months ended September 30, 2011, and a net increase in total deposits of $6.3 million for the nine months ended September 30, 2010.  The increases in deposits resulted primarily from a more aggressive marketing campaign, competitive short-term savings rates offered during the period, and from calls to existing and potential clients requesting their business.

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

The Company and the Association are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2011 and December 31, 2010, the Company and the Association exceeded all regulatory capital requirements.  The Company and the Association are considered “well capitalized” under regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

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

St. Joseph Bancorp and Midwest Federal Savings are subject to various legal actions arising in the normal course of business.  At September 30, 2011, we were not involved in any legal proceedings, the outcome of which we believe to be material to our financial condition or results of operations.

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
Exhibit 101
The following financial statements for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. JOSEPH BANCORP, INC. Registrant

Date: November 14, 2011	By: /s/ Ralph E. Schank
President and Chief Executive Officer
(Principal Executive and Financial Officer)